Form 10-Q
period 1996-09-30
CROSS CONTINET AUTO RETAILERS INC M&L
filed 1996-11-14
CIK 1016919

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission File Number 333-06585

                         CROSS-CONTINENT AUTO RETAILERS, INC.
                (Exact name of registrant as specified in its charter)

            DELAWARE                                      75-2653095
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

            1201 S. TAYLOR
            AMARILLO, TEXAS                                  79101
(Address of principal executive offices)                   (Zip Code)

                                    (806) 374-8653
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     .   No  X  .
                                        ---        ---

Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996.

          Class                                Shares Outstanding
    ---------------------                 ------------------------------
      $.01 Par Value                               13,800,000

                         CROSS-CONTINENT AUTO RETAILERS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                           --------------------    ---------------------
                                             1996        1995        1996         1995
                                           -------      -------    -------       -------

Revenues:
    Vehicle sales                          $ 66,987   $ 57,537     $192,888    $159,001
    Other operating revenue                   9,595      6,281       24,936      16,843
                                           --------   --------     --------    --------
       Total revenues                        76,582     63,818      217,824     175,844
                                           --------   --------     --------    --------

Cost and expenses:
    Cost of sales                            64,528     53,374      184,449     147,845
    Selling, general and administrative       8,315      6,685       24,010      18,323
    Depreciation and amortization               272        240          821         712
    Management fees paid to related party         -      1,393            -       3,548
    Employee stock compensation                   -          -        1,099           -
                                           --------   --------     --------    --------
       Total cost and expenses               73,115     61,692      210,379     170,428
                                           --------   --------     --------    --------
                                              3,467      2,126        7,445       5,416

Other income (expense):
    Interest income                             197        206          724         612
    Interest expense                         (1,068)      (955)      (3,318)     (2,888)
                                           --------   --------     --------    --------
    Income before income taxes                2,596      1,377        4,851       3,140
    Income tax provision                        961        515        2,186       1,174
                                           --------   --------     --------    --------
       Net income                          $  1,635   $    862     $  2,665    $  1,966
                                           --------   --------     --------    --------
                                           --------   --------     --------    --------

The accompanying notes are an integral part of these financial statements.

                         CROSS-CONTINENT AUTO RETAILERS, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                        ASSETS

                                           SEPTEMBER 30, 1996   DECEMBER 31,1995
                                           ------------------   ----------------
Current assets:
    Cash and cash equivalents                   $  53,482           $ 8,362
    Accounts receivable                            10,758             9,383
    Inventories                                    39,825            43,731
                                                ---------           -------
       Total current assets                       104,065            61,476
Property and equipment, at cost, less
 accumulated depreciation                          12,209            12,107
Goodwill, net                                       7,286             7,385
Other assets                                        2,833             2,439
                                                ---------           -------
       Total assets                             $ 126,393           $83,407
                                                ---------           -------
                                                ---------           -------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Floor plan notes payable                    $  35,530          $ 39,088
    Current maturities of long-term debt            1,345             1,525
    Accounts payable                                3,982             4,846
    Due to affiliates                               4,746             5,954
    Accrued expenses and other liabilities          8,081             7,495
    Deferred income taxes                           2,032             2,032
                                                ---------           -------
       Total current liabilities                   55,716            60,940

Long-term debt                                     10,730            11,859
Deferred warranty revenue - long-term portion       3,264             3,507
                                                ---------           -------
       Total long-term liabilities                 13,994            15,366

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000
     shares authorized, none issued                  -                 -
    Common stock, $.01 par value, 100,000,000
     shares authorized, 13,800,000 issued and
     outstanding                                      138              -
    Paid-in capital                                47,843             1,064
    Retained earnings                               8,702             6,037
                                                ---------           -------
       Total stockholders' equity                  56,683             7,101
                                                ---------           -------

Commitments and contingencies

       Total liabilities and stockholders'
        equity                                  $ 126,393           $83,407
                                                ---------           -------
                                                ---------           -------


The accompanying notes are an integral part of these financial statements.

                         CROSS-CONTINENT AUTO RETAILERS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    ---------------------
                                                     1996           1995
                                                    -------        ------

Cash flows from operating activities:
    Net income                                      $ 2,665       $ 1,966
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                       821           712
    Proceeds from extended warranty sales             1,683         2,492
    Amortization of deferred warranty revenue        (1,819)       (1,592)
    Employee stock compensation                       1,099           -
(Increase) decrease in:
    Accounts receivable                              (1,375)       (2,508)
    Inventory                                         3,906        (3,217)
    Other assets                                       (394)         (382)
Increase (decrease) in:
    Accounts payable - trade                           (864)        1,577
    Accrued expenses and other liabilities              479         3,035
                                                    --------      -------
       Net cash provided by operating activities      6,201         2,083

Cash flows from investing activities:
    Acquisition of property and equipment              (824)         (239)
                                                    --------      -------
       Net cash used by investing activities           (824)         (239)

Cash flows from financing activities:
    Change in floor plan notes payable               (3,558)        1,945
    Due to affiliates                                (1,208)        1,742
    Long-term debt repayments                        (1,309)       (1,243)
    Proceeds from common stock issuance              45,818           -
                                                    --------      -------
       Net cash provided by financing activities     39,743         2,444

Increase in cash and cash equivalents                45,120         4,288
Cash and cash equivalents at beginning of period      8,362         5,001
                                                    --------      -------

Cash and cash equivalents at end of period          $53,482       $ 9,289
                                                    --------      -------
                                                    --------      -------



The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE 1.  UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, included in Cross-Continent Auto Retailer, Inc.'s ("C-CAR" or the "Company") Form S-1 (registration no. 333-06585) filed with the Securities and Exchange Commission (the "Commission") on August 30, 1996, as supplemented by the prospectus dated September 23, 1996, filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

NOTE 2.  INITIAL PUBLIC OFFERING

    In September 1996, the Company sold 3,675,000 shares of its common stock in an initial public offering for $14.00 per share (the "Offering"). Net proceeds from the Offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.6 million.

NOTE 3.  NET INCOME PER COMMON SHARE

    Earnings per share data are not presented because the historical capital structure prior to the Company's Offering is not comparable to the capital structure existing after the Offering. Giving effect to the Offering as if it had been consummated on January 1, 1996 and January 1, 1995, respectively, the pro forma earnings per share would have been $.13 and $.14 for the three months ended September 30, 1996 and 1995, respectively, and $.22 and $.34 for the nine months ended September 30, 1996 and 1995, respectively. The adjustments to arrive at pro forma net income include estimated additional administrative expense which would have been incurred by the Company as a stand-alone publicly owned company, the elimination of the management fees paid in 1995 and reduced interest expense due to the use of proceeds to retire floor plan debt, net of applicable income tax benefit. Pro forma earnings per share are based on the assumption that 13,800,000 shares are outstanding for each period.

NOTE 4.  ACQUISITION OF LYNN HICKEY DODGE

    Effective October 1, 1996, the Company acquired the automobile dealership assets of Lynn Hickey Dodge, Inc. in Oklahoma City, Oklahoma. The dealership is engaged in the retail sales of new and used vehicles, retail and wholesale
of replacement parts, and vehicle servicing.   The dealership will continue
to operate under the name of Lynn Hickey Dodge ("Hickey Dodge"). The purchase price of approximately $14 million was funded with cash proceeds from the Offering. The acquisition will be accounted for under the purchase method and the operating results of Hickey Dodge will be included in the Company's consolidated statement of operations beginning October 1, 1996.

    The Company's consolidated revenues and net income for the nine months ended September 30, 1996 are presented below on a pro forma basis as though Hickey Dodge had been acquired and the Offering had occurred (see note 3) as of January 1, 1996 (in thousands, except per share data):

    Total revenue                $318,071
    Net income                   $  5,400
    Net income per share         $    .39

These pro forma amounts are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of 1996, nor are they necessarily indicative of future results. The estimated pro forma impact on the balance sheet would be to increase inventory and floor plan by $13.7 million and $8.4 million, respectively, property and equipment by $.4 million and goodwill by $13.2 million.

NOTE 5.  RELATED PARTY TRANSACTIONS

    The Company received services provided by Gilliland Group Family Partnership ("GGFP") which included treasury, risk management, tax compliance, employee benefits administration and other miscellaneous services. GGFP is controlled by Bill A. Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. During the unaudited nine months ended September 30, 1996 and 1995, allocated expenses to the Company approximated $615,000 and $638,000, respectively. These allocations are classified as selling, general and administrative expense in the accompanying consolidated statement of operations.

    In connection with its business travel, the Company from time to time
uses an airplane that is owned and operated by Plains Air, Inc.   Plains Air,
Inc. is owned by Bill A. Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. Currently, the Company pays Plains Air, Inc. $13,050 per month plus a fee of approximately $488 per hour for use of the airplane. During the nine months ended September 30, 1996 and 1995 the Company paid Plains Air, Inc. an aggregate of $112,000 and $86,000, respectively, for the use of the airplane.

    In addition to the above corporate allocations, the Company previously paid a management fee for executive management services. This fee was generally based upon the profits earned and the level of executive management services rendered. These fees are shown separately on the face of the accompanying statement of operations. Commencing in 1996, the Company ceased to pay management fees. Effective July 1, 1996, the senior management group consisting of the Chairman, Senior Vice Chairman, Vice Chairman, and Senior Vice President and Chief Operating Officer, will receive annual base salaries approximating $1,020,000 in the aggregate, may receive restricted stock if certain performance objectives are met and may also receive grants of stock options. In conjunction with the reorganization, the Company agreed to pay one of its executive officers a bonus of $600,000. This bonus has been expensed in the first nine months of 1996.

    In general, the Company is required to pay for all vehicles purchased from the automakers upon delivery of the vehicles to the Company. General Motors Acceptance Corporation ("GMAC") provides financing for all new vehicles and used vehicles that are less than five years old and have been driven less than 70,000 miles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with GMAC, the Company may deposit funds with GMAC in an amount up to 75% of the amount of the floor plan financing. Such funds earn interest at the same rate charged by GMAC to the Company for its flooring. From time to time, the control group and other affiliates will advance funds to the Company primarily for the purpose of investing their excess cash with GMAC. The Company acts only as an intermediary in this process. At

September 30, 1996, funds advanced and outstanding from affiliates approximated $4,384,000. Such amounts outstanding pursuant to these arrangements are included in Due to Affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during the nine months ended September 30, 1996 and 1995 approximated $276,000 and $160,000, respectively.

    During 1994, GGFP advanced the Company $1.05 million to fund the relocation of one of its dealerships. During 1995, GGFP advanced funds aggregating $2.6 million to the Company for working capital purposes at the dealerships acquired in 1995. At September 30, 1996, the amount outstanding pursuant to these advances approximated $362,000.

    GGFP was the contracting agent for the construction of certain facilities for the Company during 1995. The total cost of the facilities approximated $570,000 which included approximately $52,000 as payment to GGFP for architectural and construction management fees. During 1996, GGFP will act as the contracting agent for the construction and renovation of certain facilities. The total cost of the facilities will approximate $800,000.

    The Company leases its corporate offices from GGFP under a five-year lease extending through June 2001, for an annual rent of approximately $64,800.

    GGFP also subleases to the Company the real estate on which the Company's Performance Nissan dealership is located. Annual rent under the sublease if $228,000, which is the same amount payable to GGFP under the principal lease for the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Cross-Continent Auto Retailers, Inc. owns and operates a group of seven franchised automobile dealerships (including Hickey Dodge) in the Amarillo, Texas and Oklahoma City, Oklahoma markets. The financial condition and results of operations reported herein are based solely upon the results of the six dealerships owned by C-CAR at September 30, 1996. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sales of replacement parts, sales of extended warranties on vehicles, and fees and commissions from arranging financing and credit insurance in connection with vehicle sales.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for products offered by the Company, employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, and other risks indicated in the Company's previous filings with the Commission. The Company cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

RESULTS OF OPERATIONS

REVENUES

    Revenues grew in each of the Company's primary revenue areas for the third quarter period ended September 30, 1996 compared to the third quarter period ended September 30, 1995, causing total revenue to increase approximately 20% to $76.6 million. The Company's total revenue increased approximately 24% to $217.8 million for the nine month period ended September 30, 1996 as compared with total revenue of $175.8 million in the nine month period ended September 30, 1995.

    New vehicle sales revenue increased approximately 3% for the quarter to $32.6 million, compared with $31.5 million in the third quarter of 1995. New vehicle sales revenue increased approximately 16% to $98.8 million in the first nine months of 1996, compared with $85.2 million for the same period of 1995. Substantially all of this increase was attributable to the Company's acquisition of its Performance Dodge dealership in Oklahoma City, Oklahoma, which it acquired on December 4, 1995, which was partially offset by lower demand for new vehicles in Amarillo.

    Used vehicle sales revenue increased approximately 32% in the third quarter of 1996 to $34.4 million, compared with $26.0 million in the third quarter of 1995. Used vehicle sales revenue increased approximately 28% to $94.1 million in the first nine months of 1996, compared to $73.9 million in the first nine months of 1995. The Company has a policy of maintaining a 39-day supply of used vehicles. If a used vehicle remains in inventory for 60 days, the Company disposes of the vehicle by selling it to another dealer or wholesaler. An increase in sales of used vehicles to wholesalers and other dealers in accordance with the Company's inventory management guidelines accounted for approximately one-half of the increase for the three month and nine month periods. The remainder of the increase was attributable to the Company's acquisition of its Performance Dodge dealership in Oklahoma City, Oklahoma which it acquired on December 4, 1995, and an overall increase in the average selling price per retail unit.

    The Company's other operating revenue, the components of which include fees for repair and maintenance services, sales of replacement parts, sales of extended warranties on vehicles, and fees and commissions from arranging financing and credit insurance in connection with vehicle sales, increased approximately 53% to $9.6 million in the third quarter of 1996, compared to $6.3 million in the third quarter of 1995. Other operating revenue increased approximately 48% to $24.9 million in first nine months of 1996 compared to $16.8 million in same period of 1995. The increase is primarily attributable to the inclusion of the Company's Performance Dodge dealership, which it acquired on December 4, 1995. The remaining increase in other operating revenue can be attributed to the Company exclusively selling warranties of third party vendors at its dealerships. Historically, the Company sold its own in-house extended warranty at its dealerships and thus recognized the resulting revenue attributable to sale of its in-house warranties over the term of the warranties, although it received payment in full at the time of the sale. In contrast, when the Company sells warranties of third party vendors the Company receives and immediately recognizes commission income at the time of sale since the Company has no further obligation pursuant to the extended warranty contracts. Net commissions received by the Company from the sale of warranties of third party vendors for the third quarter of 1996 approximated $1.2 million.

GROSS PROFIT

    Gross profit increased approximately 16% in the third quarter of 1996 to $12.1 million, compared with $10.4 million in the third quarter of 1995. Gross profit increased approximately 19% in the first nine months of 1996 to $33.4 million, compared with $28.0 million for the first nine months of 1995 primarily because of the acquisition of the Company's Performance Dodge dealership. Gross profit as a percentage of sales decreased to 15.7% in the third quarter of 1996 from 16.4% in third quarter of 1995. Gross profit as a percentage of sales decreased to 15.3% in the first nine months of 1996 from 15.9% for the same period in 1995. The decrease in gross profit as a percentage of sales was caused by reduced margins on new and used vehicles, which was partially offset by higher margins on other operating revenue.

    The reduction in gross margin on new vehicles was primarily attributable to increased vehicle costs resulting from the Company's efforts to minimize the effect of inventory shortfalls caused by GM's parts plant strike in March 1996 by purchasing supplemental inventory from other dealers.

    The reduction in gross margin on used vehicles was primarily attributable to increased vehicle purchase and reconditioning costs as well as greater volume of sales of used vehicles to other dealers and wholesalers (which sales are frequently at or slightly below cost) to avoid carrying charges associated with used vehicle inventory. In the third quarter of 1996, approximately 29% of the Company's used vehicle sales were to other dealers and wholesalers as compared to approximately 22% in the third quarter of 1995. In the nine month period of 1996 approximately 29% of the Company's used vehicle sales were to other dealers and wholesalers, compared to approximately 23% for the same period of 1995.

    The increase in gross margin from other operating revenue was primarily attributable to an increase in gross profit from finance, insurance and extended warranty sales. Beginning in the third quarter of 1996 the Company began selling warranties of third party vendors at all of its dealerships. Net commissions received by the Company from the sale of warranties of third party vendors for the third quarter of 1996 approximated $1.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES; MANAGEMENT FEES; EMPLOYEE STOCK COMPENSATION

    The Company's selling, general and administrative expenses increased to $8.3 million in the third quarter of 1996 compared to $6.7 million in the third quarter of 1995, and increased as a percentage of revenue to 10.9% from 10.5%. The Company's selling, general and administrative expenses increased to $24.0 million in the nine month period of 1996, compared to $18.3 million in the nine month period of 1995, and increased as a percentage of revenue to 11.0% from 10.4%.

    Substantially all of the increase is attributable to the acquisition of the Company's Performance Dodge dealership. The remaining portion of the increase is attributable to an increase in the Company's corporate expense resulting from the conversion from a private company to a public company. As of January 1, 1996, the Company ceased paying management fees to GGFP, and the Company began providing corporate oversight previously provided by GGFP. Such oversight costs were previously reflected in the management fee.

    In the first nine months of 1996, the Oklahoma City dealerships' selling, general and administrative expenses were higher as a percentage of their total revenues compared with the Company's Amarillo dealerships. This was due to certain expenses incurred by the Oklahoma City dealerships in integrating the Company's systems into their operations and implementing the Company's strategies.

    In conjunction with the Company's reorganization, the Company recorded a non-continuing executive bonus of $600,000, which was expensed in its entirety in the first nine months of 1996.

    Prior to the Company's Offering the Company recorded a non-cash charge relating to employee stock compensation of approximately $1.1 million, which was expensed in its entirety in the first nine months of 1996.

INTEREST EXPENSE

    The Company's interest expense increased approximately 12% to $1.1 million for the third quarter of 1996 compared to $1.0 million for the third quarter of 1995, and increased approximately 14% to $3.3 million from $2.9 million in the nine month period. The increase is primarily attributable to the inclusion of the Company's Performance Dodge dealership, which was partially offset by a reduction in interest expense at the Company's Amarillo dealerships. Additionally, the Company recorded interest income approximating $40,000 from the investment of Offering proceeds for the 4 day period of September 27, 1996 through September 30, 1996.

NET INCOME

    The Company's net income increased approximately 89% to $1.635 million in the third quarter of 1996 compared to $ .862 million in the third quarter of 1995. The Company's net income increased approximately 36% to $2.665 million in the first nine months of 1996, compared to $1.966 million in the first nine months of 1995. The increase was primarily attributable to the elimination of the management fees paid to GGFP, and the commencement of selling third party extended warranty contracts on an exclusive basis, which was partially offset by an increase in selling, general and administrative expenses. Excluding the non-continuing portion of the management fees, net income increased approximately 3% to $1.635 million in the third quarter of 1996 compared to $1.579 million in the third quarter of 1995. Excluding the non-continuing portion of the management fees, executive bonus and employee stock compensation expense, net income would have increased approximately 11% to $4.126 million in the first nine months of 1996, compared to $3.719 million in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with GMAC and commercial banks. Floor plan financing from GMAC represents the primary source of financing for vehicle inventories.

    The Company finances its purchases of new vehicle inventory (including its Dodge and Nissan vehicles) with GMAC. The Company also maintains a line of credit with GMAC for the financing of used vehicles, pursuant to which GMAC provides financing for up to 80% of the cost of used vehicles that are less than five years old and that have been driven fewer than 70,000 miles. GMAC receives a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed by GMAC. The Company must repay the principal amount of indebtedness with respect to any vehicle within two days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing with GMAC, including the interest rate. As of September 30, 1996, the Company had outstanding floor plan debt of $35.5 million and paid an average annual interest rate of 8.0%.

    From time to time the Company also finances its purchases of new and used vehicles, replacement parts and short-term receivables through borrowings from commercial banks at various rates. As a result of the Hickey Dodge acquisition, the Company has arranged a floor plan line for new and used vehicles with Chrysler Financial Corporation. At September 30, 1996, there was no such indebtedness outstanding.

    During the first nine months of 1996, the Company generated net cash of $6.2 million from operating activities, compared to $2.1 million for the nine months ended September 30, 1995. The increase is primarily attributable to decreased inventory levels, partially offset by increased sales of Company warranties and increased accounts payable.

    Cash used in investing activities of $824,000 during the first nine months of 1996 were primarily capital expenditures. In October 1996, the Company acquired Hickey Dodge for approximately $14 million in cash. Capital expenditures for the fourth quarter are expected to approximate $500,000 relating primarily to capital improvements to the service department at one of the Company's dealerships, which will be funded with cash from operations. The Company currently anticipates that any future acquisitions will be financed with proceeds from the Offering, issuance of stock or debt or a combination of cash, stock and debt.

    Cash provided by financing activities amounted to $39.7 million for the nine months ended September 30, 1996 and was primarily attributable to proceeds of the Offering in the amount of $45.8 million. The cash provided by the Offering proceeds was partially offset by a reduction in floor plan debt and amounts due to affiliates. In 1995 cash provided by financing activities reflected an increase in inventory financing and loans from affiliates.

    The Company believes that its existing capital resources, including the remaining proceeds of the Offering after considering the acquisition of Hickey Dodge, will be sufficient to run the

Company's operations in the ordinary course and fund its debt service requirements. The Company estimates that it will incur a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company believes that it will be required to pay this liability in three to six equal annual installments, beginning in March 1997, and believes that it will be able to pay such obligation with cash provided by operations.

SEASONALITY

    The Company generally experiences a higher volume of new and used vehicle sales in the second and third quarters of each year. If the Company acquires dealerships in other markets, it may be affected by other seasonal or consumer buying trends.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 22, 1996 and September 4, 1996 the Company's stockholders, acting by unanimous written consent, approved the Company's Amended and Restated Certificate of Incorporation and Bylaws, the Company's 1996 Stock Option Plan and the Rights Agreement between the Company and The Bank of New York.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------  -----------------------------------------------------
2.1 Asset Purchase Agreement, dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey and Cross-Country Dodge, Inc. incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-06585), as amended (the "Registration Statement")

3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc.

3.2      Amended and Restated Bylaws of Cross-Continent Auto
         Retailers, Inc.

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement)

4.2 Rights Agreement, dated as of September 20, 1996, between Cross-Continent Auto Retailers, Inc. and
         The Bank of New York, as rights agent

4.3      Amended and Restated 1996 Stock Option Plan of
         Cross-Continent Auto Retailers, Inc.

10.1 Dealers Sales and Service Agreement, dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement, dated as of July 29, 1996 (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2     Dealer Sales and Service Agreement, dated September 23,
         1996, between the Nissan Division of Nissan Motor Corporation in U.S.A., Performance Nissan, Inc. and Cross-Continent Auto Retailers, Inc.

27.1     Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CROSS-CONTINENT AUTO RETAILERS, INC.


Date: November 14, 1996    By: /s/ CHARLES D. WINTON
                              -------------------------------------------------
                                   Charles D. Winton, Vice President, Secretary
                                   and Chief Accounting Officer


Date: November 14, 1996    By: /s/ JOHN W. GAINES
                              -------------------------------------------------
                                   John W. Gaines, Vice President of Finance

                                    EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION
-------------------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey and
         Cross-Country Dodge, Inc. incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-06585), as amended (the "Registration Statement")

3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc.

3.2      Amended and Restated Bylaws of Cross-Continent Auto
         Retailers, Inc.

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement)

4.2 Rights Agreement, dated as of September 20, 1996, between Cross-Continent Auto Retailers, Inc. and
         The Bank of New York, as rights agent

4.3      Amended and Restated 1996 Stock Option Plan of
         Cross-Continent Auto Retailers, Inc.

10.1 Dealers Sales and Service Agreement, dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement, dated as of July 29, 1996 (incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2     Dealer Sales and Service Agreement, dated September 23,
         1996, between the Nissan Division of Nissan Motor Corporation in U.S.A., Performance Nissan, Inc. and Cross-Continent Auto Retailers, Inc.

27.1     Financial Data Schedule