Form 10-K405
period 1996-12-31
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1997-03-31
CIK 1016919

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 24, 1997 was $77,433,000.

Number of shares outstanding of each of the issuer's classes of common stock, as of March 24, 1997.

         Class                                      Shares Outstanding
--------------------------                      -------------------------
     $.01 Par Value                                      13,800,000

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders on May 13, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

          Cross-Continent Auto Retailers, Inc. was incorporated in the State of Delaware in May 1996 and in June 1996 acquired all of the capital stock of eight companies. Unless the context otherwise requires, as used herein the terms "Company" and "Cross-Continent" mean Cross-Continent Auto Retailers, Inc. and its subsidiaries.

          The Company owns and operates seven franchised automobile dealerships and several related businesses in the Amarillo, Texas and Oklahoma City, Oklahoma markets. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, the sale of replacement parts, fees and commissions from arranging financing and credit insurance in connection with vehicle sales, and the sale of extended warranties on vehicles.

          The Company's founder and Chief Executive Officer, Bill Gilliland, has managed automobile dealerships since 1966 and acquired the Company's first dealership, Quality Nissan, Inc. in Amarillo, in 1982. The Company continued its growth in the Amarillo area by acquiring three Chevrolet dealerships, two of which have been in continuous operation (under various owners) since the 1920s. The Company is the exclusive Chevrolet dealer and exclusive Nissan dealer in Amarillo. The Company led the Amarillo market in vehicle unit sales in 1996, accounting for approximately 35% of new vehicle unit sales and 26% of used vehicle unit sales. In 1995, the Company entered the Oklahoma City market through the acquisition of a Nissan dealership in February and a Dodge dealership in December. On October 1, 1996, the Company purchased Lynn Hickey Dodge in Oklahoma City, Oklahoma ("Hickey Dodge"), which is one of the largest Dodge dealerships in the United States. With these acquisitions, the Company believes that, based on pro forma revenue, it would have been one of the 50 largest dealer groups out of more than 15,000 dealer groups nationwide in 1996.

          As a result of the Company's business strategy, including the acquisition of new dealerships, the Company's sales have increased from $125.2 million in 1992 to $321.6 million in 1996. Pro forma sales for 1996 were $421.8 million, giving a full year effect to Hickey Dodge, which was acquired on October 1, 1996. Pro forma sales for 1995 were $416.9 million, giving a full year effect to Hickey Dodge, Performance Nissan, which was acquired on February 2, 1995, and Performance Dodge, which was acquired on December 4, 1995. The Company believes that its business strategy and operations have also enabled it to achieve a level of profitability superior to the industry average. In 1996, the Company's actual gross profit margin was 15.5%, compared to the industry average of 12.9% according to the National Automobile Dealers Association ("N.A.D.A.").

GROWTH STRATEGY - ACQUISITIONS

          The Company intends to expand its business by acquiring additional dealerships and seeks to improve their profitability through implementation of the Company's business strategies. The Company believes that its management team has considerable experience in evaluating potential acquisition candidates and determining whether a particular dealership can be successfully integrated into the Company's existing operations. Based on trends affecting automobile dealerships, the Company also believes that an increasing number of acquisition opportunities will become available to the Company.

          The Company completed the acquisition of Hickey Dodge on October 1, 1996. According to industry publications, Hickey Dodge ranks as one of the nation's largest Dodge dealerships. Pro forma Hickey Dodge sales for 1996 were $123.1 million, giving a full year effect, which was acquired on October 1, 1996.

          On January 24, 1997, the Company announced its pending acquisition of Douglas Toyota, Inc. in Thornton, Colorado ("Douglas Toyota"), a suburb of Denver, Colorado, and Toyota West Sales and Service, Inc. ("Toyota West"), of Las Vegas, Nevada. The Company believes that these dealerships are the highest volume Toyota dealerships in their respective markets. Douglas Toyota sales for 1996 were $98.3 million, and Toyota West sales for 1996 were $106.8 million.
On March 3, 1997, the Company announced its pending acquisition of Sahara Nissan, Inc. (Sierra Datsun, Inc.), in Las Vegas, Nevada, which operates a Nissan dealership under the name of Jack Biegger Nissan ("Biegger Nissan"). Biegger Nissan sales for 1996 were approximately $61 million. Each of the pending acquisitions is subject to completion of due diligence by the Company, receipt of the necessary approvals from Toyota Motor Sales U.S.A. and Nissan Motor Corp., U.S.A., as the case may be, and other customary closing conditions. Although there can be no assurance that these conditions will be satisfied or the approvals will be obtained, the Company anticipates completing these acquisitions.

          The Company intends to continue to focus its acquisition search primarily on markets that have fewer dealerships relative to the size of the population than the national average. The Company believes that the most attractive markets for acquisitions currently exist, but are not limited to, selected cities in the Western and Southern regions of the United States. As part of its strategy to acquire a leading market share in any targeted market, the Company intends to focus its efforts on dealer groups that own multiple franchises in a single city, as well as on large, single-dealer franchises possessing significant market share. Other criteria for evaluating potential acquisitions will include the dealership or dealer group's current profitability, the quality of its management team, its local reputation with customers, and its location along an interstate highway or principal thoroughfare. The Company plans to evaluate acquisition candidates on a case-by-case basis, and there can be no assurance that future acquisitions by the Company will have all or any of these characteristics.

          Upon completion of each acquisition, the Company plans to implement its sales methods and philosophy, computer-supported management system and profit-based compensation plan in an effort to enhance the acquired dealership's overall profitability. Cross-Continent intends to focus initially on any under-performing departments within the acquired entity that the Company believes may yield the most rapid marginal improvements in operating results. The Company anticipates that it will take two to three years to integrate an acquired dealership into the Company's operations and realize the full benefit of the Company's strategies and systems. There can be no assurance, however, that the profitability of any acquired dealership will equal that achieved to date by the Company's existing dealerships. During the early part of the integration period the operating results of an acquired dealership may decrease from results prior to the acquisition as the Company implements its strategies and systems.

DEALERSHIP OPERATIONS

          Four of the Company's seven dealerships are in or within 10 miles of Amarillo, Texas, two are in suburban areas of Oklahoma City, Oklahoma, and one is in Oklahoma City. The Company derived approximately 68.3% of its revenue from its dealerships in the Amarillo area in 1996. The Company expects that with the completion of the pending acquisitions and through additional acquisitions in other geographic areas of the nation, the percentage of total revenue any one market will contribute to total revenue will decrease and become more balanced.

          Each of the Company's dealerships has a general manager who oversees all of the operations of that dealership. In addition, each dealership's new vehicle, parts and service, and finance and insurance ("F&I") departments have managers who supervise the employees in their departments and report to that
dealership's general manager.   All general managers report to the Company's
senior management on a daily basis. The Company's senior management tracks the daily sales and inventory turnover of each dealership. In addition to reporting directly to the general manager, the department managers of each dealership also work with the Company's central management staff, which includes specialists in new and used vehicle inventory management and control, parts and service operations and finance and insurance.

          NEW VEHICLE SALES.   The Company's dealerships sell the complete
product lines of new cars and light trucks manufactured by the Chevrolet division of General Motors Corporation ("General Motors" or "GM"), the Nissan division of Nissan Motors Corp. U.S.A. ("Nissan"), and the Dodge division of Chrysler Corporation ("Chrysler"). Approximately 68.3% of new vehicles sold by the Company in 1996 were light trucks. The Company believes that its new vehicle sales mix is influenced by regional preferences as well as the Company's inventory management policies. The Company believes that its mix of light trucks, as well as its personalized sales approach, permit it to achieve higher gross margins on new vehicle sales than the industry average. The Company earned gross margins for new vehicle sales of 10.8% in 1996, as compared to the industry average for 1996 of 6.4%, according to N.A.D.A.

                              Company's New Vehicle Sales
                 ------------------------------------------------------
                   1996(1)      1995(1)      1994      1993      1992
                 -----------  -----------  --------  --------  --------
                                 (Dollars in thousands)
Unit sales          6,408        5,547       4,468     4,978     4,173
Sales revenue    $137,712     $114,494     $90,804   $91,012   $72,659
Gross margin         10.8%        12.1%       12.5%     11.8%     10.6%
-------------------

(1) Figures shown reflect actual new vehicle sales activity and do not include the full year effect of the acquisitions completed in 1996 and 1995.

    The Company also arranges traditional retail lease transactions in the Oklahoma City market and lease-type transactions (such as General Motors Acceptance Corporation's ("GMAC") "smart-buy" program) in the Amarillo market. The Company does not believe that such leasing-related activities have significantly affected its business or will affect its business to a substantially greater degree in the future. In addition to its Chevrolet, Nissan and Dodge dealerships, the Company had operated a Kia franchise at the Company's Westgate facility in Amarillo, which had sales of less than 1% of the Company's total revenue in 1996. The Company is in the process of transferring this franchise back to Kia at no material cost to the Company. The sales data shown above reflect all of the Company's new vehicle sales and leasing-type transactions.

    USED VEHICLE SALES.   Used vehicle sales have become an increasingly
important part of the Company's overall profitability. The Company's retail used car and truck sales have grown from 3,009 units in 1992 to 8,145 units in 1996. The Company attributes this growth, in part, to attractive product availability. The quality and selection of used vehicles available in the industry have improved in the last several years primarily due to an increase in the number of popular cars coming off short term leases. In addition, increases in new vehicle prices have prompted a growing segment of the vehicle-buying population to purchase used cars and trucks. The Company also sells used vehicles through its wholly owned subsidiary, Working Man's Credit Plan, Inc. ("Working Man's Credit"). Working Man's Credit sells primarily older used vehicles and finances those purchases for customers who, due to their low income levels or past credit problems, may not be able to obtain credit for the vehicles more typically sold by the Company's dealerships. Working Man's Credit sales accounted for less than 1% of the Company's total sales in each of 1995 and 1996.

    The Company believes that it has enhanced its used car and truck sales by monitoring its used vehicle inventory on a daily basis and distributing inventory to the dealership most likely to sell a particular vehicle. For example, a Nissan vehicle traded in at any one of the Company's dealerships typically will be placed in one of the Company's Nissan dealerships. The Company sells used vehicles to retail customers and, particularly in the case of used vehicles held in inventory more than 60 days, to other dealers and to wholesalers. As the table below reflects, sales to other dealers and wholesalers are frequently at or below cost and therefore affect the Company's overall gross margin on used vehicle sales. Excluding inter-dealer and wholesale transactions, the Company's gross margin on used vehicle sales was 12.3% in 1996, as compared to the industry average for 1996 of 10.9% according to N.A.D.A. The following table reflects all used vehicle sales transactions of the Company from 1992 through 1996.


                                       Company's Used Vehicle Sales
                           -----------------------------------------------------
                             1996(1)     1995(1)      1994      1993      1992
                           -----------  ----------  --------  --------  --------
                                          (Dollars in thousands)
Retail unit sales             8,145       6,170       4,816     4,532     3,009
Retail sales revenue       $104,842     $75,677     $50,019   $44,655   $28,059
Retail gross margin            12.3%       13.7%       15.7%     16.5%     13.5%

Wholesale unit sales          7,423       5,372       5,201     4,983     3,396
Wholesale sales revenue    $ 41,423     $22,813     $22,897   $14,538   $12,354
Wholesale gross margin         -1.8%       -3.4%       -6.0%     -8.2%     -3.6%

Total unit sales             15,568      11,542      10,017     9,515     6,405
Total sales revenue        $146,265     $98,490     $72,916   $59,193   $40,413
Total gross margin              8.3%        9.8%        8.9%     10.4%      8.3%
-------------

(1) Figures shown reflect actual used vehicle sales activity and do not include the full year effect of the acquisitions completed in 1996 and 1995.

    PARTS AND SERVICE.   Historically, the automotive repair industry has been
highly fragmented. However, the Company believes that the increased use of electronics and computers in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. Given the increasing technological complexity of motor vehicles and extended warranty periods for new vehicles, the Company believes that an increasing percentage of repair work will take place at dealerships that have the sophisticated equipment and skilled personnel necessary to perform such repairs.

    The Company's parts and service business has grown along with the Company's growth in sales of new and used vehicles. The Company provides parts and service primarily for the vehicle makes sold by its dealerships but also services other makes of vehicles. In 1996, the Company's parts and service operation generated gross margins of 49.1%, including the sale of parts at wholesale to independent repair shops, compared to an industry average of 43.1% according to N.A.D.A. Excluding the sale of parts at wholesale, the Company's gross margin for parts and service would have been 61.1% in 1996, which the Company believes compares favorably to the industry average.

    The Company attributes its profitability in parts and service to its comprehensive management system, including the use of a variable rate pricing structure, the adoption of a team concept in servicing vehicles and the cultivation of strong customer relationships through an emphasis on preventive maintenance. Also critical to the profitability of the Company's parts and service business is the efficient management of parts and inventory.

    In charging for its mechanics' labor, the Company uses a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly varied based on market conditions for different parts. The Company believes that variable rate pricing helps the Company to achieve overall profit margins in parts and service superior to those of certain competitors who rely on fixed labor rates and percentage markups.

    The Company also believes that the profitability of its parts and service business is significantly enhanced by its use of teams in servicing vehicles. Each vehicle that is brought into one of the Company's dealerships for service typically is assigned to a team of service professionals, ranging from master technicians with multiple skills to less experienced apprentices. The experienced technicians perform more complicated repairs, while apprentices assist technicians, track down needed parts and perform simple functions, such as oil changes. Each team is responsible for servicing multiple vehicles each day, depending upon the complexity of the services required. When possible, the team performs multiple service functions simultaneously and, as a result, enhances productivity and completes repairs more quickly. Team members receive supplemental compensation based on the overall productivity of their team. The Company believes this team system increases the productivity of its service personnel and results in reduced training costs and higher quality repairs.

    The Company also makes extensive efforts to notify owners of vehicles purchased at the dealerships when their vehicles are due for periodic service, thereby encouraging preventive maintenance rather than repairing cars only after breakdowns. The Company regards its parts and service activities as an integral part of its overall approach to customer service, providing an opportunity to strengthen relationships with the Company's customers and deepen customer loyalty.

    Since March 1996, the Company has operated a body shop, Allied 2000 Collision Center, Inc., adjacent to its Plains Chevrolet dealership in Amarillo, Texas. The Company intends to perform all body work for the vehicles it services in Amarillo at this location. Previously, the Company contracted with third parties for body repair work. The Company believes that by operating its own body shop it can enhance its profitability on vehicle repairs and maintain quality control. Currently, the Company contracts with third parties for body repair work in the Oklahoma City market.

    FINANCE AND INSURANCE (F&I).   The Company also arranges financing for its
customers' vehicle purchases, sells vehicle warranties and arranges selected types of credit insurance in connection with the financing of vehicle sales.
The Company places heavy emphasis on F&I and trains its general and sales managers in F&I. This emphasis resulted in the Company's arranging of financing for 75.3% of its new vehicle sales and 76.3% of its used vehicle sales in 1996, as compared to 42% and 51%, respectively, for the average U.S. dealership according to the most recent information available from N.A.D.A. Typically, the Company's dealerships review the credit history of their customers and forward proposed financing contracts to automakers' captive finance companies, selected commercial banks or other financing parties. The Company receives a finance fee from the lender for arranging the financing and is typically assessed a chargeback against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. As a result, it is important that the Company arrange financing for a customer that is competitive (i.e., the customer is more likely to accept the financing terms and the loan is less likely to be refinanced) and affordable (i.e., the loan is more likely to be repaid).

    The Company's subsidiary, Working Man's Credit, sells used vehicles and provides financing to customers with low income levels or past credit problems. Typically, the Company requires these customers to make weekly payments. If these payments are not made, the Company may repossess the vehicle. At December 31, 1996, the amount of receivables, net of reserve for loan loss, was $413,000. In 1996, less than 1% of the Company's used vehicle sales were financed by Working Man's Credit.

    At the time of a new vehicle sale, the Company offers extended warranties to supplement warranties offered by automakers. Additionally, the Company sells primary warranties for used vehicles. Until July 1996, the Company sold its own warranties and is recognizing the associated revenue over the life of these warranty contracts. The Company sells warranties of third parties and recognizes the associated commission income immediately. In 1996, the Company sold warranties on 60.8% and 69.2%, respectively, of its new and used vehicle sales, which penetration rates the Company believes exceed industry averages.

    The Company also offers certain types of credit insurance to customers who finance their vehicle purchases through the Company. The Company sells credit life insurance policies to these customers, which policies provide for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The Company also sells accident and health insurance policies, which provide payment of the monthly loan obligations during any period in which the obligor is disabled. These policies are underwritten by Enterprise Life Insurance Company, which pays the Company a commission upon the sale of a policy and a bonus based on whether payments are made under the policy. In 1996, the Company sold such insurance on 20.8% and 28.8%, respectively, of the new and used vehicle purchases for which it arranged financing.

SALES AND MARKETING

    To promote customer satisfaction and enhance profitability, the Company seeks to "match" its customers' economic situation to appropriate vehicles. The Company assesses (i) the customer's equity position in the vehicle being traded in (i.e., the value of the vehicle relative to the amount still owed on the vehicle), (ii) the ability and willingness of the customer to make a down payment, (iii) the customer's credit profile and (iv) the cost of the desired vehicle and the likely automobile insurance premium the customer will be required to pay. After reviewing these facts using a computer-based system, if it appears that a customer will not be able to finance the vehicle purchase or prudently service the vehicle loan, the Company may suggest a lower priced vehicle, a vehicle with fewer options or a larger down payment to reduce the monthly payments. The Company believes that most dealerships generally perform this financial analysis only after the customer has agreed to purchase the vehicle at a particular price, which can lead to customer dissatisfaction. The Company believes that its "counseling" approach during the sales process increases the likelihood that a customer will be satisfied with the vehicle purchase over a longer time period. Additionally, the Company believes this approach enables it to sell more vehicles at higher gross margins.

    The salespeople employed by the Company's dealerships are compensated with a salary plus bonus. The bonus is based on the profit to the dealership of each vehicle sold by that salesperson, excluding F&I income. Salespeople also may receive additional bonuses based on the total number of vehicles they sell.

    The Company's marketing and advertising activities vary among its dealerships and among its markets. Generally, the Company advertises primarily through newspapers and does not conduct special promotions. The Company intends to continue tailoring its marketing efforts, such as using radio or television, to the relevant marketplace in order to reach the Company's targeted customer base. Under arrangements with the automakers, the Company receives a subsidy for its advertising expenses incurred in connection with that automaker's vehicles. The Company expects to realize cost savings on its advertising expenses as it acquires multiple dealerships in particular markets, due to volume discounts and other concessions from media.

    The Company is analyzing marketing and advertising over the Internet. The Company's Hickey Dodge store currently has a series of Internet web pages which have been designed to promote and advertise the dealership's products and services. The Company believes it will develop Internet web pages for each of its dealerships, and will eventually market vehicles over the Internet.

VEHICLE AND PARTS SUPPLIERS

    The Company depends primarily on General Motors' Chevrolet division, Nissan and Chrysler's Dodge unit for its supply of new vehicles and replacement parts. As the Company acquires dealerships representing other automakers, the Company also will depend on those manufacturers for vehicles and parts. The majority of the Company's dealerships' used vehicle inventory is derived from trade-ins, with the remainder being obtained by purchases at auctions and from wholesalers.

    Each of the Company's dealerships operates under an agreement (a "Dealer Agreement") with the relevant automaker. These agreements establish a framework of reciprocal obligations between the dealerships and each automaker typical of the industry. The Dealer Agreement with each dealership gives each automaker the right to approve the dealership's general manager and any material change in ownership of the dealership. In connection with the Company's initial public offering, the Company's Dealer Agreements were renegotiated. Under its new agreements with GM, the Dodge division of Chrysler and Nissan, each automaker has the right to terminate the Company's dealership franchise if, among other things, there are certain changes in ownership of Common Stock of the Company not approved by that automaker. For example, retention by the Company of its GM dealerships may be at risk if any person or entity acquires 20% or more of the Company's issued and outstanding Common Stock with the intention of acquiring additional shares or effecting a material change in the Company's business or corporate structure.

    Currently, the Company's total sales of new vehicles may be adversely affected by an automaker's inability or unwillingness to furnish one or more dealerships with an adequate supply of models popular in the Company's markets. A dealership that lacks sufficient inventory to satisfy demand for a particular model may purchase additional vehicles from other franchised dealers throughout the United States, although such sales frequently are at prices higher than those charged by the automakers.

COMPETITION

    The retail automotive industry is highly competitive. Depending on the geographic market, the Company competes with both dealers offering the same product line as the Company and dealers offering other automakers' vehicles.
The Company also competes for vehicle sales with auto brokers and leasing companies. The Company competes with small, local dealerships and with large multi-franchise auto dealerships. Some of the Company's larger competitors have greater financial resources and are more widely known than the Company. In addition, the used vehicle market is facing additional competition from non-traditional outlets such as used-car "superstores", which have inventories significantly larger and more varied than the Company and other more traditional dealerships. While these superstores have not yet entered the markets in which the Company currently does business, the Company may face this competition in new markets it may enter. Some of the Company's competitors also may utilize marketing techniques, such as "no negotiation" sales methods, not currently used by the Company.

    In the Amarillo market, the Company competes with over 10 franchised dealerships and numerous other independent dealers of used vehicles, most of which sell vehicles suited to the same customer group that the Company targets. The Company is the exclusive Chevrolet dealer in Amarillo and in 1996 derived approximately 56.4% of its gross profit from its three Chevrolet dealerships in Amarillo. The Company could be materially adversely affected if Chevrolet awarded additional dealership franchises to others in the Amarillo market, although the Company does not anticipate such awards will be made, or if other automobile dealerships increased their market share in the area. In the Oklahoma City market, the Company estimates that there are at least 13 multi-franchise dealer groups, many of which have significantly greater market share and experience than the Company has in the Oklahoma City area.

    The Company believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automakers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. The Company believes that its dealerships are competitive in all of these areas.

    In addition to competition for vehicle sales, the Company also competes with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a dealer's makes and models and the quality of customer service. A number of regional or national chains offer selected parts and service at prices that may be lower than the Company's prices.

    In arranging or providing financing for its customers' vehicle purchases, the Company competes with a broad range of financial institutions. The Company believes that the principal competitive factors in offering financing are convenience, interest rates and contract terms.

    In addition to being affected by national competitive trends, the Company's success depends, in part, on regional auto-buying trends, local and regional economic factors and other regional competitive pressures. Currently, the Company sells its vehicles in the Amarillo and Oklahoma City markets.
Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets the Company enters, could adversely affect the Company, although the retail automobile industry as a whole might not be affected.

    The Company believes that its acquisition strategies will result in broader geographic diversification and a broader diversification of manufacturer "nameplates" and will lessen the risks associated with local and regional economic factors and other competitive pressures.

GOVERNMENTAL REGULATIONS

    A number of regulations affect the Company's business of marketing, selling, financing and servicing automobiles. The Company also is subject to laws and regulations relating to business corporations generally.

    Under Texas law, the Company must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. Under Oklahoma law, the Company must obtain a license in order to establish, operate or relocate a dealership, and a license may be revoked or denied if, among other things, the Company does not provide for a suitable repair shop separate from the dealership display room. These laws also regulate the Company's conduct of business, including its advertising and sales practices. Other states may have similar requirements.

    The Company's financing activities with its customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. State and federal environmental regulations, including regulations governing air and water quality and the storage and disposal of gasoline, oil and other materials, also apply to the Company.

    The Company believes that it complies substantially with all laws affecting its business. Possible penalties for violation of any of these laws include revocation of the Company's licenses and fines. In addition, many laws may give customers a private cause of action.

EMPLOYEES

    As of February 28, 1997 the Company employed 746 people, of whom approximately 113 were employed in managerial positions, 270 were employed in non-managerial sales positions, 156 were employed in non-managerial parts and service positions and 207 were employed in administrative support positions. None of the Company's employees are represented by a labor union.

    The Company believes that many dealerships in the retail automobile industry have difficulty attracting and retaining qualified personnel for several reasons, including the historical inability of dealerships to provide employees with a marketable equity interest in the profitability of the dealerships. The Company intends to provide certain executive officers, managers and other employees with options to purchase Common Stock and believes this equity incentive will be attractive to existing and prospective employees of the Company.

    The Company believes that its relationship with its employees is good. Because of its dependence on the automakers, however, the Company may be affected by labor strikes, work slowdowns and walkouts at the automakers' manufacturing facilities. The Company has a policy of requiring prospective employees to undergo tests for illegal substances prior to being hired and of requiring employees to consent to drug tests at the Company's discretion during their employment with the Company.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located at 1201 South Taylor Street, Amarillo, Texas 79101, and its telephone number is (806) 374-8653. The Company has four dealerships at other locations in the Amarillo vicinity. In addition, the Company is in the process of transferring back to the automaker its Kia dealership, which has been operated at its Westgate facility in Amarillo. The Company has two dealerships at adjacent locations in Midwest City, Oklahoma, and a dealership in Oklahoma City, Oklahoma. The Company's facilities occupy an aggregate of approximately 312,000 square feet and are situated on approximately 55 1/2 acres of land.

    The Company owns all of the real estate on which its dealerships are located, except for its Performance Nissan facility in Midwest City, Oklahoma; its Hickey Dodge facility in Oklahoma City, Oklahoma; a portion of its Quality Nissan facility in Amarillo; and a small portion of its Performance Dodge facility in Midwest City, Oklahoma. The Company subleases its Performance Nissan facility in Midwest City, Oklahoma from Gilliland Group Family Partnership ("GGFP"), which sublease extends until February 2002 and provides the Company with an option to extend the sublease for an additional seven years and an option to purchase the property in 2002 for $2.2 million. The Company leases the Hickey Dodge facility, consisting of a lease of the dealership facility through September 30, 2006, with two five-year renewal options, and a lease of Hickey Dodge's Heavy Line Shop facility, which leases on a month-to-month tenancy. The Company's lease for a portion of its Quality Nissan facility runs through 1998, with an option to purchase the property for $400,000 or extend the lease for five years. The Company also leases its principal corporate offices from GGFP for a lease term ending 2001. The Company believes that its facilities are adequate for its current needs. In connection with its acquisition strategy, the Company intends to evaluate, on a case-by-case basis, the relative benefit of owning or leasing the real estate associated with a particular dealership.

    Under the terms of its dealer agreements with the various automobile manufacturers, the Company must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company, that in the opinion of management, could be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed an initial public offering of 4,226,250 shares of Common Stock in September 1996. The Common Stock is listed on the New York Stock Exchange under the symbol "XC."

         The high and low closing sales prices per share for the Common Stock on the New York Stock Exchange for the period from September 24, 1996 to September 30, 1996 was $23.00 and $19.875, respectively. The high and low closing prices per share for the Common Stock for the fourth quarter of 1996 was $27.125 and $18.50, respectively.

         At March 26, 1997 there were 44 holders of record of the Common Stock. The Company has never paid dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

         The Company was incorporated on May 16, 1996. The Company issued the following shares of Common Stock as of June 12, 1996 for $10 per share in cash:



                                      NUMBER OF
STOCKHOLDER                         SHARES ISSUED
-----------                         -------------
Bill Gilliland                                 51
Twenty-Two Ten, Ltd.                           17
Xaris, Ltd.                                    17
Benji Investments, Ltd.                        10


         On June 20, 1996, the Company issued the following shares of its Common Stock in exchange for all of the issued and outstanding shares of common stock of Plains Chevrolet, Inc., Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc. and Working Man's Credit Plan, Inc.:



                                                 NUMBER OF
STOCKHOLDER                                    SHARES ISSUED
-----------                                    -------------
Gilliland Group Family Partnership                 8,656,790
Benji Investments, Ltd.                            1,012,490
KAPL, Ltd.                                           151,875


         On June 21, 1996, the Company issued 303,750 shares of Common Stock to Ezra P. Mager for an aggregate of $250,000 in cash.

         All of the issuances of securities described above were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated statement of operations and balance sheet data for the 1996, 1995, 1994 and 1993 fiscal years were derived from the Company's audited consolidated financial statements. The selected statement of operations and balance sheet data for the year ended December 31, 1992 were derived from the Company's unaudited financial statements. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                          YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                1996(1)              1995(2)           1994               1993         1992
                                       --------------------------  -----------  -------------------  --------------  ---------
                                                                               (IN THOUSANDS)
COMBINED STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Vehicle sales                             $283,977               $212,984            $163,721        $150,205      $113,072
  Other operating revenue                     37,606                 23,210              18,047          15,159        12,111
                                            --------               --------            --------        --------      --------
  Total revenues                             321,583                236,194             181,768         165,364       125,183
Cost of sales                                271,650                198,702             153,446         139,626       106,681
                                            --------               --------            --------        --------      --------
Gross profit                                  49,933                 37,492              28,322          25,738        18,502
Selling, general and administrative           36,490                 25,630              18,522          17,194        12,813
Depreciation and amortization                  1,207                    951                 934             992           731
Management fees (3)                                -                  4,318               3,183           2,536         1,589
Employee stock compensation (4)                1,099                      -                   -               -             -
                                            --------               --------            --------        --------      --------
Operating income                              11,137                  6,593               5,683           5,016         3,369
Interest expense, net                         (3,193)                (3,088)             (1,950)         (1,848)       (1,852)
                                            --------               --------            --------        --------      --------
Income before income taxes                     7,944                  3,505               3,733           3,168         1,517
Income tax expense                             3,362                  1,310               1,351           1,173           561
                                            --------               --------            --------        --------      --------
Net income (5)                              $  4,582               $  2,195            $  2,382        $  1,995      $    956
                                            ========               ========            ========        ========      ========


                                                                          YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                1996                 1995              1994               1993         1992
                                       --------------------------  -----------  -------------------  --------------  ---------
                                                                               (IN THOUSANDS)
COMBINED BALANCE SHEET DATA:
Working capital                             $ 32,693               $    536            $     50        $    135      $      8
Total assets                                 142,446                 83,407              47,579          43,513        38,191
Long-term debt                                10,568                 11,859               7,150           7,887         9,034
Total liabilities                             83,928                 76,306              42,538          40,774        37,661
Stockholders' equity                          58,818                  7,101               5,041           2,739           530
---------------

(1) The results for the year ended December 31, 1996 include the results of operations of Hickey Dodge from the date of acquisition, October 1, 1996.
(2) The results for the year ended December 31, 1995 include the results of Performance Nissan, Inc. from the date of acquisition, February 2, 1995, and the results of Performance Dodge, Inc. from the date of acquisition, December 4, 1995.
(3) As of January 1, 1996, the Company no longer pays management fees to GGFP. See Note 18 to the Consolidated Financial Statements.
(4) Represents a non-cash expense relating to employee stock compensation that the Company recognized in the second quarter of 1996 in connection with a stock purchase by a Company executive. This non-cash expense represents the difference, as of April 1, 1996, between the Company's estimate of the fair value of the Common Stock issued to the executive and the cash consideration paid of $250,000. See Note 16 to the Consolidated Financial Statements.
(5) Historical earnings per share are not presented, as the historical capital structure of the Company prior to the Initial public offering is not comparable with the capital structure that will exist subsequent to the Initial public offering.

                                    PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company owns and operates a group of seven franchised automobile dealerships and several related businesses in the Amarillo, Texas and Oklahoma City, Oklahoma markets. The Company generates its vehicle revenue from sales of new and used vehicles; additionally, the Company generates other operating revenue from fees for repair and maintenance services, sales of replacement parts, and fees and commissions from arranging financing, credit insurance and extended warranties in connection with vehicle sales.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for products offered by the Company, automaker support of its dealerships, trade relations with other countries, employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environments, and other risks indicated in the Company's previous filings with the Commission. The Company cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

RESULTS OF OPERATIONS

1996 VERSUS 1995

REVENUES

         The Company's total revenue increased 36.2% to $321.6 million in 1996 from $236.2 million in 1995. New vehicle sales increased 20.3% to $137.7 million in 1996 from $114.5 million in 1995, primarily because of the acquisitions in December 1995 and October 1996, of the Company's Performance Dodge and Lynn Hickey Dodge dealerships in Oklahoma City. The inclusion of the results of these two dealerships accounted for the overall increase in new vehicle sales in 1996. The increase in new vehicle revenue from the Company's Oklahoma City acquisitions was partially offset by a lower demand for new vehicles in the Company's Amarillo market. The lower demand is partially attributable to the drought conditions during 1996, which had a negative impact on the Amarillo market area.

         Used vehicle sales increased 48.5% to $146.3 million in 1996 from $98.5 million in 1995. The inclusion of the results of the Company's Oklahoma City dealerships (purchased in 1995 and 1996) accounted for 62.7% of this increase in used vehicle sales. The remaining used vehicle revenue increase was caused primarily by a 23.7% increase in the Amarillo market. The Company attributes this increase to its market strategy for used vehicle inventory management.

         The Company's other operating revenue increased 62.0% to $37.6 million for 1996, compared to $23.2 million for 1995 largely due to the inclusion of the Company's Oklahoma City dealerships in the 1996 results of operations. The addition of the Oklahoma City dealerships accounted for approximately 77% of the increase in other operating revenue. The remaining increase in other operating revenue can be largely attributed to the Company, since July 1996, selling third party vendor warranties, at its dealerships rather than its own warranties. Historically, the Company principally sold its own in-house extended warranty at its dealerships and recognized the resulting revenue over the term of the warranties, although it received payment in full at the time of the sale. In contrast, when the Company sells warranties of third party vendors, the Company receives and immediately recognizes commission income at the time of sale as the Company has no further obligation pursuant to the extended warranty contracts.

GROSS PROFIT

         Gross profit increased 33.2% in 1996 to $49.9 million from $37.5 million in 1995 primarily due to the recently acquired Oklahoma City dealerships. Gross profit as a percentage of sales decreased to 15.5% in 1996 from 15.9% in 1995. The decrease in gross profit as a percentage of sales was primarily caused by reduced margins on new and used vehicles. Gross margin on other operating revenue was up slightly to 61.0% in 1996 as compared to 60.8% in 1995.

         The reduction in gross margin on new vehicles (10.8% in 1996 versus 12.1% in 1995) was partially attributable to increased vehicle costs resulting from the Company's efforts to minimize the effect of inventory shortfalls caused by GM's parts plant strike in March 1996 by purchasing supplemental inventory from other dealers. The reduction was also attributable to lower gross margins at the Company's Oklahoma City dealerships, which the Company believes was attributable to favorable vehicle allocations from the manufacturers related to the 1995 acquisitions.

         The reduction in gross margin on used vehicles (8.3% in 1996 versus 9.8% in 1995) was primarily attributable to increased vehicle purchase and reconditioning costs as well as greater volume of sales of used vehicles to other dealers and wholesalers (which sales are frequently at or slightly below cost). In 1996, approximately 28% of the Company's used vehicle sales were to other dealers and wholesalers as compared to approximately 23% in 1995. The increase in wholesales is primarily due to the Company maintaining its policy to limit the days' supply and age of its used vehicle inventory. Management believes this policy keeps its inventory in line with the market and minimizes carrying costs. The Company anticipates a continued increase in wholesale used vehicle sales due to its used vehicle inventory management system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative expenses increased to $36.5 million, or 11.4% of the Company's revenues, in 1996 from $25.6 million, or 10.9% of total revenues, in 1995.

         The increase is primarily attributable to incremental start-up expenses associated with the acquisition of the Company's Oklahoma City dealerships. These expenses relate to integrating the Company's systems into their operations and implementing the Company's strategies. The remaining portion of the increase is attributable to an increase in the Company's corporate expense resulting from the conversion from a private company to a public company.

         Furthermore, in conjunction with the Company's reorganization, the Company recorded an executive bonus of $600,000, which was expensed in 1996.

         The Company recorded a non-cash expense relating to employee stock compensation of approximately $1.1 million in 1996, representing the difference between the Company's estimate of the fair value, as of the grant date of April 1, 1996, of the 303,750 shares of Common Stock issued to a certain Company executive and the cash consideration paid of $250,000. See Note 16 to the Consolidated Financial Statements.

INTEREST EXPENSE

         The Company's interest expense, net of interest income, increased approximately 3.4% to $3.2 million for 1996 compared to $3.1 million for 1995. The increase is primarily attributable to increased debt levels associated with the Company's recently acquired Performance Dodge and Hickey Dodge dealerships, which were partially offset by a reduction in interest expense at the Company's Amarillo dealerships. Additionally, the Company recorded interest income approximating $631,000 from the investment of initial public offering proceeds for the period of September 27, 1996 through December 31, 1996.

         Net interest expense is expected to increase in 1997 as the Company uses the proceeds from the initial public offering to acquire additional dealerships and due to increased floor plan financing associated with the newly acquired dealerships.

INCOME TAXES

         The Company's effective income tax rate increased to 42% in 1996 as compared to 37.4% in 1995 primarily due to the fact that the Company provided a valuation allowance for certain separate company losses incurred by the parent company in 1996. Management expects the effective tax rate in 1997 to approximate that of 1995.

NET INCOME

         The Company's net income increased approximately 108.8% to $4.6 million in 1996 compared to $2.2 million in 1995. The increase was primarily attributable to the elimination of the management fees paid to GGFP, and the commencement of selling third party extended warranty contracts on an exclusive basis, which was partially offset by an increase in selling, general and administrative expenses and employee stock compensation. Excluding the non-recurring stock compensation charge and the $600,000 executive bonus, the 1996 net income would have been approximately $6.1 million representing a 24% increase over 1995 income of $4.9 million, excluding the 1995 management fee paid to GGFP.

1995 VERSUS 1994

REVENUES

         The Company's total revenue increased 29.9% to $236.2 million in 1995 from $181.8 million in 1994. New vehicle sales increased 26.1% to $114.5 million in 1995 from $90.8 million in 1994, primarily because of the acquisitions in February and December 1995, respectively, of the Company's Performance Nissan and Performance Dodge dealerships in Oklahoma City. The inclusion of the results of these two dealerships accounted for 64.7% of the Company's overall increase in used vehicle sales in 1995. The remainder of the increase in new vehicle sales in 1995 was largely attributable to a net increase in sales volume of 9.2% at the Company's dealerships in Amarillo, which the Company believes was primarily due to changes in inventory mix, population growth and, to a lesser extent, increases in new vehicle sales prices.

         Used vehicle sales increased 35.1% to $98.5 million in 1995 from $72.9 million in 1994. The inclusion of the results of the Company's Oklahoma City dealerships accounted for 68.8% of this increase in used vehicle sales. In addition, the Company's Quality Nissan dealership in Amarillo, which began selling used vehicles in May 1994, accounted for 16.4% of the Company's overall increase in used vehicle sales in 1995. The Company attributes the remainder of the increase in its used vehicle sales in 1995 to increases in volume resulting from improvements in stocking and selling used vehicles in demand in the Amarillo market and an increase of approximately 18% in the average retail selling price per vehicle sold related in part to increases in retail prices and in part to changes in the vehicle mix.

         The Company's other operating revenue increased 28.9% to $23.2 million for 1995, compared to $18.0 million for 1994 largely due to the inclusion of the Company's Oklahoma City dealerships in the 1995 results of operations. The addition of the Oklahoma City dealerships accounted for approximately 77% of the increase in other operating revenue. The Company attributes the remainder of the increase mainly to an increase in parts and service sales by its dealerships in Amarillo, which the Company believes was caused by population growth in the Amarillo market, and to an increase in the Amarillo dealerships' F&I sales caused by the growth in vehicle sales and an increase in the volume of F&I products sold by the Company, such as extended warranties and credit insurance policies.

GROSS PROFIT

         Gross profit increased 32.5% in 1995 to $37.5 million from $28.3 million in 1994 primarily due to the Oklahoma City dealerships. Gross profit as a percentage of sales increased to 15.9% in 1995 from 15.6% in 1994. The increase in gross margin was principally caused by higher gross margins on used vehicle sales and parts and service sales, which were partially offset by a reduction in the gross margin on new vehicles. The increase in gross margin on used vehicles was primarily due to the success of the Company's strategy to mirror the market in Amarillo. The new vehicle margin declined because the Company purchased more new vehicles from other dealers in 1995, at prices above what the automakers would have charged, due to General Motors' inability to supply the Company with its desired mix of the more popular-selling models.

         The Company's gross margin on used vehicle sales increased due to improvements by the Company in stocking and selling used vehicles in demand in its local markets and fewer used vehicle sales to other dealers and wholesalers (which sales are frequently at or below cost). In 1995, 23.0% of the Company's used vehicle sales were to other dealers and wholesalers as compared to 31.2% in 1994.

         The Company's gross profit on other operating revenue increased 34.0% in 1995 to $14.1 million from $10.5 million in 1994 largely because of the inclusion of the Company's Oklahoma City dealerships, which accounted for 69.0% of the increase. For the year ended December 31, 1995, gross profit from F&I activities accounted for 38.4% of the gross profit from other operating revenue as compared to 32.8% for the year ended December 31, 1994. Gross profit as a percentage of other operating revenue increased to 60.7% in 1995 from 58.0% in 1994. This increase was attributable primarily to higher parts and service margins resulting from increased labor efficiencies in its parts and service work, including the use of a variable pricing system that reflected the difficulty and sophistication of different types of repairs, and productivity-based compensation for its parts and service teams.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES; MANAGEMENT FEES

         The Company's selling, general and administrative expenses increased to $25.6 million, or 10.9% of the Company's revenues, in 1995 from $18.5 million, or 10.2% of total revenues, in 1994. Expenses associated with the Oklahoma City dealerships acquired by the Company in 1995 accounted for approximately 79% of this increase. The Company attributes the remainder of the increase in selling, general and administrative expenses primarily to higher compensation levels in

1995 and to an increase in advertising expenses. Due primarily to transition costs, selling, general and administrative expenses of the Oklahoma City dealerships represented 15.2% of the total revenue in 1995, compared with 10.0% for the Company's Amarillo dealerships.

         The Company's management fees increased 34.4% to $4.3 million in 1995 from $3.2 million in 1994. This increase was attributable to increased levels of services provided related to the Oklahoma City dealerships and increased levels of overall profitability of the Company.

INTEREST EXPENSE

         The Company's interest expense in 1995 increased 56.0% to $3.9 million in 1994. The Company attributes 38.4% of this increase to floor plan financing at the Company's Oklahoma City dealership acquired in February 1995. The remainder of the increase primarily reflects higher levels of flooring due to higher vehicle inventories in 1995 as compared to 1994, interest expense on the debt incurred to acquire Performance Nissan and an increase in the financing rate charged by GMAC during 1995.

NET INCOME

         The Company's net income in 1995 decreased 8.3% to $2.2 million from $2.4 million in 1994. This decrease was principally caused by an increase of $1.1 million in management fees in 1995. Excluding management fees, which were eliminated beginning in 1996, the Company's net income would have increased by 12.0% to $4.9 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with manufacturer captive finance companies, such as GMAC and Chrysler Credit Corporation, and commercial banks. Floor plan financing from manufacturer captive finance companies represents the primary source of financing for vehicle inventories.

         The Company finances its purchases of new vehicle inventory with manufacturer captive finance companies. The Company also maintains a line of credit with manufacturer captive finance companies for the financing of used vehicle inventories. The manufacturer captive finance company receives a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed and must repay the principal amount of the indebtedness with respect to any vehicle within two days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing, including the interest rate. At December 31, 1996, the Company had outstanding floor plan debt of $46.3 million and incurred on an average annual interest rate of approximately 8.25% during 1996.

         During 1996, the Company generated net cash of $7.7 million from operating activities, compared to a use of $6.4 million in 1995. The increase is primarily attributable to the decreased inventory levels and increase in net income, partially offset by increased accounts receivable.

         Cash used in investing activities of $21.7 million during 1996 related primarily to the acquisition of Hickey Dodge in October 1996 which was funded with proceeds from the Company's initial public offering. Additional capital expenditures of $1.6 million related primarily to capital improvements to the service department at one of the Company's dealerships, and was funded with cash from operations. The Company currently anticipates that any future acquisitions will be financed with the remaining proceeds from its initial public offering in 1996, the issuance of stock or debt or a combination of cash, stock and debt.

         Cash provided by financing activities amounted to $42.5 million for 1996 and was primarily attributable to proceeds of the Company's initial public offering in the amount of $45.7 million. The cash provided by the initial public offering proceeds was partially offset by a reduction in floor plan debt, amounts due to affiliates, and the payment of long-term debt.

         The Company believes that its existing capital resources, including the remaining proceeds of its initial public offering, after considering the acquisition of Hickey Dodge, will be sufficient to run the Company's operations in the ordinary course and fund its debt service requirements.

         On January 24, 1997 the Company announced the proposed acquisition of Douglas Toyota and Toyota West. The combined purchase price approximates $40 million, and will be funded with approximately $28.0 million in cash largely from the Company's initial public offering, and $12.0 million in common stock of the Company. On March 3, 1997 the Company announced the proposed acquisition of Biegger Nissan. The purchase approximates $11.6 million, and will be funded with $9.0 million in cash, $0.6 million in promissory notes and $2.0 million in common stock of the Company. While management believes that it will complete these acquisitions in the near future, there can be no assurances to that effect until closing occurs.

         The Company is currently negotiating a revolving line of credit in the amount of approximately $30.0 million with a certain bank. The Company anticipates that it will use proceeds from such line of credit to fund the $9.0 million cash portion of the Biegger Nissan acquisition. While management believes that it will obtain the line of credit, there can be no assurances to that effect until closing occurs.

         The Company has incurred a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company believes that it is required to pay this liability in six annual installments, beginning in March 1997, and believes that it will be able to pay such obligation with cash provided by operations.

SEASONALITY

         The Company generally experiences a higher volume of new and used vehicle sales in the second and third quarters of each year. If the Company acquires dealerships in other markets, it may be affected by other seasonal or consumer buying trends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                  Page
                                                               ----

         Report of Independent Accountants                      25
         Consolidated Statements of Operations for the
          Years Ended December 31, 1996, 1995 and 1994          26
         Consolidated Balance Sheets, as of
          December 31, 1996 and 1995                            27
         Consolidated Statements of Changes in Stockholders'
          Equity for the Three Years Ended December 31, 1996    28
         Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996, 1995 and 1994          29
         Notes to Consolidated Financial Statements             30


         Financial Statements listed above are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the 1997 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

 1. and 2.  See "Index to Financial Statements" at Item 8 of this report. All schedules are omitted because they were not required or the required information is included in the Financial Statements and Notes thereto.

 3. The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the
            Commission:

 2.1 Asset Purchase Agreement, dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)

 2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding

 2.3 Stock Purchase Agreement, dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan

 3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (2)

 3.3        Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
            (2)

 4.1        Specimen Common Stock Certificate (2)

 4.2 Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (2)

 4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (3)

 10.1 Dealer Sales and Service Agreement, dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement, dated as of July 29, 1996 (1)(4)

 10.2 Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of October 1, 1996 (1)

 10.3 Dealer Sales and Service Agreement, dated September 23, 1996, between the Nissan Division of Nissan Motor corporation in U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (5)

 10.4 Dealer Sales and Service Agreement, dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation in U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (2)

 10.4 Dollar Volume Contract, dated March 31, 1994, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet, Inc., and Quality Nissan, Inc. and Amarillo Globe News (1)

 10.5 Sublease Agreement, dated June 1, 1995, between Gilliland Group Family Partnership and performance Nissan, Inc. (1)

 10.6       Lease Agreement, dated March 1, 1994, among John W. Adams, Eleanore
            A. Braly as Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)

 10.7       Office Lease, dated June 1, 1996, between Gilliland Group

            Family Partnership and Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc. (1)

   10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1) (6)

   10.9     Corporation and Shareholders' Agreement of Xaris Management Co. (1)

   10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)

   10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000

   10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000

   10.10.3 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.

   10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.

   10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.

   10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)

   10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74

   10.11.2 Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc.

   10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc.

   10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan, L.L.C.
            (1)

   10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000

   10.12.2 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C.

   10.12.3 Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C.

   10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)

   10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement, dated June 7, 1996, between General Motors Acceptance Corporation and Performance Dodge, Inc. (6)

   10.13.2 Promissory Note dated June 7, 1996, by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000
            (7)

   10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc.

   10.14 Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser

   21.1     Subsidiaries

   23.1     Consent of independent accountants

   27.1     Financial Data Schedule

---------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(4) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(5) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(6) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(7) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)

  (b) Reports on Form 8-K

      None

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Cross-Continent Auto Retailers, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cross-Continent Auto Retailers, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Fort Worth, Texas
February 13, 1997,
except as to Note 20,
which is as of March 27, 1997

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                                Year Ended December 31,
                                                            -------------------------------
                                                               1996      1995       1994
                                                            ---------  ---------  ---------

Revenues:
    Vehicle sales                                           $283,977   $212,984   $163,721
    Other operating revenue                                   37,606     23,210     18,047
                                                            --------   --------   --------
        Total Revenues                                       321,583    236,194    181,768

Cost of sales                                                271,650    198,702    153,446
                                                            --------   --------   --------
    Gross Profit                                              49,933     37,492     28,322
                                                            --------   --------   --------
Expenses:
    Selling, general and administrative                       36,490     25,630     18,522
    Depreciation and amortization                              1,207        951        934
    Management fees paid to related party                          -      4,318      3,183
    Employee stock compensation                                1,099          -          -
                                                            --------   --------   --------
                                                              38,796     30,899     22,639
                                                            --------   --------   --------

    Income before interest and taxes                          11,137      6,593      5,683


Other income (expense):
    Interest income                                            1,585        830        576
    Interest expense                                          (4,778)    (3,918)    (2,526)
                                                            --------   --------   --------
    Income before income taxes                                 7,944      3,505      3,733
    Income tax provision                                       3,362      1,310      1,351
                                                            --------   --------   --------
        Net Income                                          $  4,582   $  2,195   $  2,382
                                                            ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             December 31,
                                                          -----------------
                                                            1996     1995
                                                          --------  -------

Current assets:
    Cash and cash equivalents                             $ 36,946  $ 8,362
    Accounts receivable                                     18,629    9,383
    Inventories                                             48,168   43,731
                                                          --------  -------
          Total current assets                             103,743   61,476
Property and equipment, net                                 13,391   12,107
Goodwill and other intangible assets, net                   22,094    7,385
Other assets                                                 3,218    2,439
                                                          --------  -------
          Total assets                                    $142,446  $83,407
                                                          ========  =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Floor plan notes payable                              $ 46,282  $39,088
    Current maturities of long-term debt                     1,345    1,525
    Accounts payable                                         8,623    4,846
    Due to affiliates                                        5,478    5,954
    Accrued expenses and other liabilities                   7,408    7,495
    Deferred income taxes                                    1,914    2,032
                                                          --------  -------
          Total current liabilities                         71,050   60,940
                                                          --------  -------
Long-term debt                                              10,568   11,859
Deferred warranty revenue - long-term portion                2,310    3,507
                                                          --------  -------
          Total long-term liabilities                       12,878   15,366
                                                          --------  -------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000
     shares authorized, none issued                              -        -
    Common stock, $.01 par value, 100,000,000
     shares authorized, 13,800,000 issued
     and outstanding at December 31, 1996                      138        -
    Paid-in capital                                         47,761    1,064
    Retained earnings                                       10,619    6,037
                                                          --------  -------
          Total stockholders' equity                        58,518    7,101
                                                          --------  -------

Commitments and contingencies (Notes 4, 16, 19 and 20)
          Total liabilities and stockholders' equity      $142,446  $83,407
                                                          ========  =======




The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)





                                                 Preferred Stock          Common Stock
                                                 ---------------        ---------------       Paid-in     Retained
                                                Shares     Amount      Shares      Amount     Capital     Earnings      Total
                                                ------     ------      ------      ------     -------     --------      -----
Balance at December 31, 1993                        -          -          -           -       $ 1,064      $1,675      $ 2,739
Net income                                          -          -          -           -             -       2,382        2,382
Dividends paid                                      -          -          -           -             -         (80)         (80)
                                                -----      -----     ------      ------      --------    --------      -------

Balance at December 31, 1994                        -          -          -           -         1,064       3,977        5,041
Net income                                          -          -          -           -             -       2,195        2,195
Dividends paid                                      -          -          -           -             -        (135)        (135)
                                                -----      -----     ------      ------      --------    --------      -------

Balance at December 31, 1995                        -          -          -           -         1,064       6,037        7,101
Issuance of common stock
    pursuant to
    reorganization                                  -          -      9,821          98           (98)          -            -
Issuance of common stock
    pursuant to
    employment agreement                            -          -        304           3         1,346           -        1,349
Issuance of common stock
    pursuant to the initial
    public offering                                 -          -      3,675          37        45,449           -       45,486

Net income                                          -          -          -           -             -       4,582        4,582
                                                -----      -----     ------      ------      --------    --------      -------
Balance at December 31, 1996                        -          -     13,800      $  138      $ 47,761    $ 10,619      $58,518
                                                =====      =====     ======      ======      ========    ========      =======


The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                        -----------------------------------
                                                                          1996          1995          1994
                                                                        --------      --------      -------
Cash flows from operating activities:
    Net income                                                           $ 4,582       $ 2,195       $ 2,382
    Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                          1,207           951          934
    Proceeds from in-house extended warranty sales                         1,586         3,345        2,614
    Amortization of deferred warranty revenue                             (2,676)       (2,136)      (1,648)
    Employee stock compensation                                            1,099             -            -
    Deferred taxes and other                                                (136)         (836)      (1,121)
(Increase)decrease in:
    Accounts receivable                                                   (9,246)       (4,860)         (74)
    Inventory                                                              9,156        (8,285)       1,052
    Other assets                                                            (989)            -            -
Increase (decrease) in:
    Accounts payable - trade                                               3,768         3,275         (604)
    Accrued expenses and other liabilities                                  (604)          (68)       1,452
                                                                        --------       -------      -------
      Net cash provided (used) by operating activities                     7,747        (6,419)       4,987
                                                                        --------       -------      -------

Cash flows from investing activities:
    Acquisition of property and equipment                                 (1,636)       (1,485)      (1,813)
    Acquisition of dealerships                                           (20,052)         (302)           -
                                                                         -------       -------      -------
      Net cash used by investing activities                              (21,688)       (1,787)      (1,813)
                                                                        --------       -------      -------

Cash flows from financing  activities:
    Change in floor plan notes payable                                    (1,220)        9,381         (937)
    Due to affiliates                                                       (476)        3,729        1,640
    Long-term debt repayments                                             (1,515)       (1,408)      (1,277)
    Proceeds from common stock issuance                                   45,736             -            -
    Dividends paid                                                             -          (135)         (80)
                                                                        --------       -------      -------
      Net cash provided (used) by financing activities                    42,525        11,567         (654)
                                                                        --------       -------      -------

Increase in cash and cash equivalents                                     28,584         3,361        2,520
Cash and cash equivalents at beginning of period                           8,362         5,001        2,481
                                                                        --------       -------      -------
Cash and cash equivalents at end of period                              $ 36,946       $ 8,362      $ 5,001
                                                                        ========       =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION AND BASIS OF PRESENTATION

    Cross-Continent Auto Retailers, Inc. ("C-CAR") operates in one business segment - the retail sales and service of new and used automobiles. C-CAR conducts its operations in the Amarillo, Texas and Oklahoma City, Oklahoma areas through three Chevrolet, two Dodge and two Nissan dealerships.

    C-CAR was incorporated in Delaware in May, 1996. In June, 1996, shareholders of the six then-existing dealerships exchanged their shares of stock in such companies for 9,821,250 shares of C-CAR's stock (the "Reorganization"). The Shareholders' ownership interest in C-CAR immediately after the exchange was as follows:

    Gilliland Group Family Partnership ("GGFP")    88.2%
    Emmett M. Rice, Jr.                            10.3%
    Other                                           1.5%

    All of the interests in GGFP are owned and controlled by Bill Gilliland, Chairman and CEO, Robert W. Hall, Senior Vice Chairman and son-in-law to Bill Gilliland, and Lori D'Atri, daughter of Bill Gilliland. The ownership group described above is hereinafter referred to as the Control Group.

    Prior to the Reorganization, C-CAR did not conduct business or have any assets and liabilities and, thus, did not operate as a stand-alone company. The term "Company," when used hereinafter, includes C-CAR, its subsidiaries and its predecessors.

    In September 1996, the Company sold 3,675,000 shares of its common stock in an initial public offering for $14.00 per share. Net proceeds from the initial public offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.5 million. Following the initial public offering, the Control Group remains the principal stockholder of the Company and at December 31, 1996 owned approximately 59.2% of the Company's issued and outstanding shares.

The accompanying consolidated financial statements consist of the accounts of C-CAR, its subsidiaries and its predecessors. The accounts prior to the Reorganization are presented as if the Company had existed as a corporation separate from the Control Group during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the Company's operations. All material intercompany transactions have been eliminated. Prior to the Reorganization, certain expenses reflected in the consolidated financial statements include allocations of expenses from GGFP. These allocations include expenses for general management, use of an airplane, treasury, legal and benefits administration, insurance, tax compliance and other miscellaneous services. The allocation of expenses was generally based upon actual costs incurred and such costs were apportioned to the Company on various methods such as volume of sales, number of employees, profit and actual expense or time incurred as it related to the Company's business.

    Financing associated with working capital needs and mortgage financing used to purchase property for the dealership operations and their related interest expense have been historically recorded on the Company's financial statements. No other interest expense or income has been allocated to the Company in these financial statements.

    Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the financial information included in the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations and cash flows would have been if the Company had been a separate, stand-alone company during the periods presented. Since the Initial public offering, the Company has incurred additional corporate expenses as a result of being a public company and no longer remits management fees to the Control Group (see Note 18).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and all highly liquid investments with maturities of three months or less when purchased.

    REVENUES - Revenues from vehicle and parts sales and from service operations are recognized at the time the vehicle is delivered to the customer or service is completed.

    FINANCE FEES AND INSURANCE COMMISSIONS - Finance fees represent revenue earned by the Company for notes placed with financial institutions in connection with customer vehicle financing. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance sold in connection with the vehicle on behalf of third-party insurance companies. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution.

    The Company is charged back for a portion of these fees and commissions should the customer terminate the finance contract prior to its scheduled maturity. The estimated allowance for these chargebacks ("chargeback allowance") is based upon the Company's historical experience for prepayments or defaults on the finance contracts. Finance fees and insurance commissions, net of chargebacks, are classified as other operating revenue in the accompanying consolidated statement of operations. See Note 8 for an analysis of the allowance for estimated chargebacks.

    EXTENDED WARRANTY CONTRACTS - The Company sells extended service contracts on new and used vehicles on behalf of unrelated third parties. Commission revenue for the unrelated third-party extended service contracts is recognized at the time of sale. Until July 1996, the Company also offered its own in-house warranty contract; these contracts generally provide extended coverage for periods of one year or 12,000 miles up to six years or 100,000 miles, whichever comes first. The Company accounts for the sale of its in-house extended warranty contracts in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, which requires that revenues from sales of in-house extended warranty contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of in-house extended warranty contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended warranty contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue.

    Revenue and commissions recognized from the sale of extended warranty contracts are classified as other operating revenue and the related costs of parts and service associated therewith are classified as cost of sales in the accompanying consolidated statement of operations.

    INVENTORIES - Vehicles are stated at the lower of cost or market, cost being determined on a specific identification basis. Parts are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the respective lives of the assets. The ranges of estimated useful lives are as follows:

    Buildings                                30 years
    Furniture and equipment              3 to 7 years
    Leasehold improvements              7 to 15 years

When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative expenses. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred.

    GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill, $20,623,000 at December 31, 1996 and $7,385,000 at December 31, 1995 (net of accumulated amortization of $707,000 and $447,000 in 1996 and 1995, respectively), represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses and is being amortized over a 40-year period. Other intangible assets of $1,471,000 as of December 31, 1996 (net of accumulated amortization of $29,000) principally includes customer base and customer lists received in business acquisitions. Costs of such assets are assigned at the time of the acquisition based on the estimated fair value and are generally being amortized on a straight line basis over a period of 10 to 15 years.

    IMPAIRMENT OF LONG-LIVED ASSETS - Effective December 31, 1995, the Company adopted Statement of Accounting Standard ("FAS") No. 121 which requires that long-lived assets (i.e., property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the related assets. The adoption of this statement at December 31, 1995 had no impact on the Company's results of operations or its financial position.

    ADVERTISING AND PROMOTIONAL COSTS - Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statement of operations. Total advertising and promotional expenses approximated $3,863,000, $2,638,000, and $1,636,000 in 1996, 1995 and 1994, respectively.

    ACCOUNTING FOR STOCK-BASED COMPENSATION - Effective January 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company accounts for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and has made the disclosures in its footnotes as required by FAS 123 (See Note 14).

    INCOME TAXES - Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and the rates on the date of enactment.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their related interest rate or their maturities.

    EARNINGS PER SHARE - Earnings per share data is not presented, as the historical capital structure prior to the Reorganization and initial public offering is not comparable to the capital structure after the Reorganization and initial public offering. See pro forma earnings per share in Note 3.

    OTHER OPERATING REVENUE - Other operating revenue primarily consists of finance fees, insurance commissions, sales for parts and service and revenue recognized from the sale of in-house and third party extended warranty contracts.

    PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3 - ACQUISITIONS

    Effective February 2, 1995, the Company acquired Performance Nissan, Inc. (formerly Jim Glover Nissan, Inc.). Performance Nissan is engaged in the retail sales of new and used vehicles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $1.4 million was funded originally by bank debt and was subsequently refinanced with GMAC. The acquisition has been accounted for as a purchase, and the operating results of Performance Nissan have been included in the accompanying consolidated statements of operations since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Performance Nissan is presented below (in thousands):



    Net working capital    $   76
    Equipment                  61
    Goodwill                1,300
                           ------
       Total               $1,437
                           ======


    Effective December 4, 1995, the Company acquired Performance Dodge, Inc. (formerly Jim Glover Dodge, Inc.). Performance Dodge is engaged in the retail sales of new and used automobiles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $5.9 million was financed with debt proceeds of $3.7 million and a mortgage of $1.85 million, both of which were provided by GMAC. The remaining purchase price approximating $302,000 was provided with available cash from existing dealerships. The acquisition has been accounted for as a purchase, and the operating results of Performance Dodge have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Performance Dodge is presented below (in thousands):


    Net working capital       $1,160
    Property and equipment     1,992
    Goodwill                   2,700
                              ------
       Total                  $5,852
                              ======


    Effective October 1, 1996, the Company acquired Hickey Dodge. Hickey Dodge is engaged in the retail sales of new and used automobiles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $20 million was financed with proceeds from the Company's initial public offering. The acquisition has been accounted for as a purchase, and the operating results of Lynn Hickey Dodge have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Lynn Hickey Dodge is presented below (in thousands):


    Net working capital                     $ 4,760
    Property and equipment                      430
    Goodwill and other intangible assets     14,862
                                            -------
    Total                                   $20,052
                                            =======


    The unaudited consolidated statement of operations data is presented below on a pro forma basis as though the acquisition of Performance Dodge and Lynn Hickey Dodge, and the Reorganization and Offering had all occurred as of the beginning of 1996 and 1995 (in thousands, except per share data).


                                           UNAUDITED
                                        1996      1995
                                      --------  ---------
    Pro forma revenue                 $421,830   $416,943
    Pro forma net income              $  7,320   $  5,871
    Pro forma net income per share    $   0.54   $   0.44


    The adjustments to arrive at pro forma revenue include additional revenue based on the historic revenue of Performance Dodge and Lynn Hickey Dodge prior to the acquisition of each. Adjustments to net income to arrive at pro forma net income include estimated additional administrative expenses as a publicly owned company, additional amortization expense related to purchased goodwill, increased interest expense associated with the debt incurred to purchase Performance Dodge, and the tax effects of these adjustments. The pro forma net income per share assumes that 13,800,000 shares were outstanding at the beginning of each period.

    The pro forma results of operations information is not necessarily indicative of the operating results that would have occurred had the reorganization, acquisitions and the initial public offering been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

NOTE 4 - MAJOR SUPPLIERS AND FRANCHISE AGREEMENTS

    The Company owns and operates three GM, two Nissan and two Dodge automobile dealerships. The Company enters into agreements ("Dealer Agreements") with the automakers that supply new vehicles and parts to its dealerships. The Company's overall sales could be impacted by the automakers' inability or unwillingness to supply the dealerships with an adequate supply of popular models. The Company's existing GM Dealer Agreements have remaining terms of approximately three years, expiring in 2000. The Nissan and Dodge Dealership Agreements have no stated expiration date. Management currently believes that it will be able to renew all the GM Dealer Agreements upon expiration; however, there can be no assurance that the GM Dealer Agreements will be renewed.

    The Dealer Agreements generally limit locations of dealerships and retain automaker approval rights over changes in dealership management and ownership. Each automaker also is entitled to terminate the Dealer Agreement if the dealership is in material breach of the terms. The Dealer Agreements with the Dodge division of Chrysler Corporation stipulate that the Company could lose its Dodge dealerships upon any change in ownership of a controlling number of shares in the Company. Under the June 1996 agreements with GM, GM has the right, under certain circumstances, to terminate the Company's Chevrolet franchises upon the acquisition by any person or entity of 20% or more of the Common Stock outstanding. In addition, the Company has agreed to comply with GM's Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 GM dealerships by the year 2000, primarily through dealership buybacks and approval by GM of inter-dealership acquisitions, and encourages dealers to align GM divisions' brands as may be requested by GM. The June 1996 agreements require that the Company bring any GM dealership acquired after the Offering into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance will result in termination of the Dealer Agreement and a buyback of the related dealership assets by GM. The Company believes that this aspect of the June 1996 agreements does not present a significant risk to its business or future operating results. Under the Company's Dealer Agreements with Nissan, Nissan has the right to terminate the Company's Nissan franchises if, without Nissan's prior approval, Mr. Gilliland's ownership of common stock decreases below 20% of the total number of shares of common stock issued and outstanding or Mr. Gilliland ceases to be the Chief Executive Officer of the Company.

    The Company's ability to expand operations depends, in part, on obtaining the consent of the automakers to the acquisition or establishment of additional dealerships.

NOTE 5 - ACCOUNTS RECEIVABLE

    Contracts in transit and vehicle receivables primarily represent receivables from financial institutions such as GMAC, Chrysler Credit Corporation, and regional banks which provide funding for customer vehicle financing. These receivables are normally collected in less than 30 days of the sale of the vehicle. Trade receivables primarily relate to the sale of parts to commercial customers and finance fees representing amounts due from financial institutions earned from arranging financing with the Company's customers. Amounts due from automakers represent receivables for parts and service work performed on vehicles pursuant to the automakers' warranty coverage. Receivables from automakers also include amounts due from automakers in connection with the purchase of vehicles ("holdback") pursuant to the dealership agreement; such amounts are generally remitted to the Company on a quarterly basis.

    The accounts receivable balances at December 31, 1996 and 1995 are comprised of the following (in thousands):


                                         1996      1995
                                       --------  --------
       Contracts in transit and
          vehicle receivables          $12,615    $4,837
       Trade                             2,801     2,596
       Due from automakers               2,552     1,923
       Other                               796       162
                                       -------    ------
                                        18,764     9,518
       Less: allowance for doubtful
          accounts                        (135)     (135)
                                       -------    ------
           Total accounts receivable   $18,629    $9,383
                                       =======    ======


NOTE 6 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company invests a substantial portion of its excess cash with GMAC, Chrysler Credit Corporation, and, to a lesser extent, with financial institutions with strong credit ratings. Cash invested with GMAC and Chrysler Credit Corporation can be withdrawn at any time. At December 31, 1996, amounts invested with GMAC approximated $32,344,000, with the interest rate of 8%; amounts invested with Chrysler Credit Corporation approximated $4,075,000, with an interest rate of 9%. At times, amounts invested with financial institutions may be in excess of FDIC insurance limits. As of December 31, 1996, the Company has not experienced any losses on its cash equivalents.

    Concentrations of credit risk with respect to customer receivables are limited primarily to automakers and financial institutions such as GMAC and regional banks. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising the Company's customer base. However, those customers are concentrated in the Company's two market areas in the Texas Panhandle and central Oklahoma.

NOTE 7 - PROVISION FOR FINANCE FEES AND INSURANCE AND WARRANTY COMMISSION CHARGEBACKS

        Presented below is the change in the allowance for estimated future chargebacks for finance fees and insurance and warranty commission for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                         1996      1995      1994
                                       --------  --------  --------
        Balance at January 1           $ 2,056   $ 1,595   $ 1,523
        Provision                        2,016     1,917     1,252
        Actual chargebacks              (1,863)   (1,456)   (1,180)
                                       -------   -------   -------
        Ending allowance balance at
         December 31                   $ 2,209   $ 2,056   $ 1,595
                                       =======   =======   =======

NOTE 8 - INCOME TAX MATTERS

        Components of income tax expense consist of the following (in thousands):


                                     YEAR ENDED DECEMBER 31,
                                    -------------------------
                                      1996     1995     1994
                                    --------  -------  ------
        Current:
         Federal                     $3,041   $1,910   $1,160
         State                          457      265      178
        Deferred:                      (136)    (865)      13
                                     ------   ------   ------
         Total income tax expense    $3,362   $1,310   $1,351
                                     ======   ======   ======

Income tax expense for the year ended December 31, 1996, 1995 and 1994 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows (in thousands except percentages):


                                            1996     1995     1994
                                           -------  -------  -------
        Income before income taxes         $7,944   $3,505   $3,733
         Statutory tax rate                    34%      34%      34%
                                           ------   ------   ------
        Federal income tax at
         statutory rate                     2,701    1,192    1,269
        State income tax, net of
         federal benefit                      229       97      103
        Increase in valuation allowance       405        -        -
        Other                                  27       21      (21)
                                           ------   ------   ------
        Total income tax expense           $3,362   $1,310   $1,351
                                           ======   ======   ======
        Effective tax rate                   42.3%    37.4%    36.2%
                                           ======   ======   ======


The net deferred tax liability consists of the following components as of December 31, 1996 and 1995 (in thousands):


                                              1996      1995
                                            --------  --------
Deferred tax liabilities:
        Goodwill amortization               $  (619)  $  (500)
        Inventory                            (3,260)   (3,990)
        Other                                  (279)      (37)
                                            -------   -------
                                             (4,158)   (4,527)
                                            -------   -------
Deferred tax assets:
        Accrued compensation                      -       401
        Deferred warranty revenue             1,669     2,069
        Chargeback allowance                    817       761
        Net operating loss carryforward       1,207       244
        Other                                    50        96
                                            -------   -------
                                              3,743     3,571
        Valuation Allowance                    (405)        -
                                            -------   -------
                                              3,338     3,571
                                            -------   -------
        Net deferred tax liability          $  (820)  $  (956)
                                            =======   =======

The net deferred tax liability is
classified as follows:
        Other assets - non-current            1,094     1,076
        Deferred tax liability - current     (1,914)   (2,032)
                                            -------   -------
        Net deferred tax liability          $  (820)  $  (956)
                                            =======   =======

        As of December 31, 1996, the Company has net operating loss carryforwards of approximately $3.2 million, which expire in 2004 through 2011. Future utilization of certain of these loss carryforwards may be limited, and as a result, management has provided a valuation allowance of $405,000.

        The Company changed its tax basis method of valuing inventories from the LIFO method to the FIFO and specific identification methods in 1996. The balance of the LIFO reserve as of December 31, 1995 is being amortized into taxable income over a six year period, thereby increasing current taxes payable. This amortization will create a corresponding reduction in the deferred tax liability related to inventory and will not impact the Company's effective tax rate.

NOTE 9 - INVENTORIES

        The inventory balances are comprised of the following (in thousands):


                                            DECEMBER 31,
                                          ----------------
                                           1996     1995
                                          -------  -------
        Inventories at cost:
        New vehicles and demonstrators    $30,341  $32,502
        Used vehicles                      15,366    9,316
        Parts and accessories               2,461    1,913
                                          -------  -------
         Total inventory                  $48,168  $43,731
                                          =======  =======

NOTE 10 - DEBT

Notes payable and long-term debt (in thousands):

                                                                DECEMBER 31
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
Floor plan notes payable to
        GMAC with interest at prime
        less .25%, collateralized
        by vehicle inventory.  The
        prime interest rate at
        December 31, 1996 was 8.25%.                       $ 32,110   $ 39,088
Floor plan notes payable to
        Chrysler Credit Corporation
        with interest at prime plus .75%
        to 1.50%, collateralized by vehicle
        inventory.  The prime interest
        rate at December 31, 1996 was 8.25%.                 14,172          -
Mortgage loans at prime rate, less .25%
        maturing in 2000 through 2002,
        monthly principal payments
        aggregating $45,500 plus
        interest, collateralized by
        related property.                                     7,618      8,154
Notes payable to GMAC with interest at
        prime, less .25%, collateralized
        by property and inventory,
        quarterly principal
        payments aggregating $255,000
        plus interest, maturing
        from 1996 through 2002.                               4,295      5,230
Due to affiliates on demand, with
        an average rate of 8.0% at
        December 31, 1996.                                    5,478      5,954
                                                           --------   --------
                                                             63,673     58,426
Debt payable within one year:
        Floor plan notes payable                            (46,282)   (39,088)
        Due to affiliates                                    (5,478)    (5,954)
        Current maturities and
        notes payable                                        (1,345)    (1,525)
                                                           --------   --------
        Total long-term debt                               $ 10,568   $ 11,859
                                                           ========   ========

Substantially all the Company's debt is unconditionally guaranteed by the Control Group.

Maturities of long-term debt subsequent to December 31, 1996 are as follows (in thousands):

        1997                                       $  1,345
        1998                                          1,367
        1999                                          1,368
        2000                                          2,835
        2001                                          2,501
        2002 and thereafter                           2,497
                                                   --------
          Total                                    $ 11,913
                                                   ========

Management believes that the fair value of the Company's long-term debt approximates its recorded value based on the floating nature of the related interest rates.

NOTE 11 - ACCRUED EXPENSES AND OTHER LIABILITIES (IN THOUSANDS)


                                                       DECEMBER 31,
                                                -------------------------
                                                    1996          1995
                                                -----------    ----------

        Payroll and bonuses                        $ 1,625        $ 1,787
        Deferred warranty revenue -
         current portion                             2,216          2,109
        Chargeback allowance                         2,209          2,056
        Other                                        1,358          1,543
                                                   -------        -------
                                                   $ 7,408        $ 7,495
                                                   =======        =======

NOTE 12 - PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                       DECEMBER 31,
                                                -------------------------
                                                    1996          1995
                                                -----------    ----------
        Land                                       $ 1,858        $ 1,858
        Buildings                                   10,533         10,041
        Furniture, fixtures and equipment            6,407          4,830
                                                   -------        -------
                                                    18,798         16,729
        Less: accumulated depreciation              (5,407)        (4,622)
                                                   -------        -------
                                                   $13,391        $12,107
                                                   =======        =======

NOTE 13 - EMPLOYEE BENEFIT PLANS

        The Company's defined contribution plan, available to substantially all employees, permits eligible participants to contribute from 1% to 15% of their annual compensation. The Company may make voluntary contributions to the plan as well. The Company has not made any contributions to the plan for the three years ended December 31, 1996.

        The Company may grant shares of restricted stock, which are subject to forfeiture to the Company, under such conditions and for such period of time (not less than one year) as the Company may determine. The conditions or restrictions of any restricted stock awards may include restrictions on transferability, requirements of continued employment, individual performance or the Company's financial performance.

NOTE 14 - STOCK OPTIONS

        During 1996, the Company adopted a Stock Option Plan for the purpose of attracting and retaining employees, officers, directors and independent contractors of the Company, or any Subsidiary or Affiliate of the Company, and to furnish additional incentives to such person by encouraging them to acquire a proprietary interest in the Company. The Company has reserved 1,380,000 shares of stock for option grants under the Plan. The term (not to exceed ten years), vesting period and exercise price of options granted under the Plan are at the discretion of the Board of Directors with the exception of Incentive options the exercise price of which shall not be less than the fair market value at the date of grant. It is the Company's intention to generally grant options with an exercise price equal to the fair value at the date of grant. During 1996, the Company granted options under the Plan for the purchase of 130,086 shares at an exercise price ranging from $14.00 to $19.25 per share representing the fair market value of the Company's common stock on the date of grant. Of the options granted under the Plan, 70,086 vested in 1996 and the remaining 60,000 vests over four years. No compensation expense has been recognized for the options granted under the Plan. As of December 31, 1996, 1,249,914 shares were available for option grants under the Plan.

        Additionally, in connection with the Company's initial public initial public offering in September 1996, the Company granted options to purchase 130,308 shares of common stock at an exercise price of $14.00 per share (representing the price at which shares were sold in the initial public initial public offering) to a certain officer of the Company. These options have a term of 10 years and can be exercised at any time; no compensation expense has been recognized for these options.

        The following table summarizes information about stock options granted during 1996. There were no options granted prior to 1996 and no options were exercised or canceled during 1996.


                                                        Weighted  Weighted
                                                        Average   Average
                                                        Exercise  Remaining
                                             Shares     Price      Life
                                            --------  ---------  ---------
Options granted and outstanding
        as of December 31, 1996              260,394     $16.44  9.8 years
Options Exercisable at December 31, 1996     180,394     $15.19  9.7 years


        As discussed in Note 2, the Company has adopted the disclosure-only provision of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The following table presents pro forma net income assuming the Company recognized compensation expense for stock options granted using estimated fair market value method instead of the intrinsic value method.

                                        1996
                                      -------
        Net income - as reported      $ 4,582
        Net income - pro forma        $ 3,794

        The weighted average fair market value of the options granted during 1996 was $8.63 per option. Such estimates were derived from the Black Scholes option-pricing model as of the grant date of each grant using the following weighted average assumptions for the 1996 grants; dividend yield of 0.0%; expected volatility of 28%; risk free interest rate of 6.4%; and expected lives of seven years.

NOTE 15 - STOCKHOLDERS' RIGHTS AGREEMENT

        Immediately prior to the completion of the Initial public offering, the Company adopted a stockholder rights agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, each shareholder of the Company has been issued one right for each share of common stock owned. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of
the Company.   Each right becomes exercisable upon certain events involving the acquisition of or stated intention by an entity to acquire 19.9% of the Company's common stock. Upon the occurrence of such an event, each right entitles its holder to purchase common stock of the Company or, in certain circumstances, of the acquiror, worth twice as much as the exercise price. The Company may, at the discretion of the Board of Directors lower this threshold of 19.9% to 10% of the common stock then outstanding. If the Company is unable to issue a sufficient number of shares of common stock to permit the exercise in full of the rights for common stock, it will issue shares of junior preferred stock upon exercise of the rights. The junior preferred stock is non-redeemable and junior to any other preferred stock of the Company. The provisions of the junior preferred stock are designed to provide that each one one-hundredth of a share of junior preferred stock issuable upon exercise of a right approximates the value of one share of common stock. Each whole share of junior preferred stock will accrue a quarterly dividend of $1 and a dividend equal to 100 times any dividend paid on the common stock. Upon liquidation of the Company, each whole share of junior preferred stock will have a liquidation preference of $100 plus an amount equal to 100 times the amount paid on any shares of common stock. Each share of junior preferred stock will entitle its holder to 100 votes on matters submitted to the Company's stockholders, which votes will be cast with the votes of the holders of common stock. If the Company were merged, consolidated or involved in a similar transaction, each share of junior preferred stock would entitle its holder to receive 100 times the amount received by holders of common stock in the merger or similar transaction.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

        The Company is a party to various legal actions arising in the ordinary course of its business. While it is not feasible to determine the outcome of these actions, the Company's information available at this time, including discussions with legal counsel, does not indicate that these matters will have a material adverse effect upon financial condition, results of operations or cash flows.

        The Company is also subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. Local, state and federal regulations also affect automobile dealerships' advertising, sales, service and financing activities. The Company believes that it complies with all applicable laws relating to its business.

        The Company has certain financial guarantees outstanding representing conditional commitments issued by the Company to guarantee the payment of certain customers' loans. These financial guarantees have historically represented an immaterial portion of its sales. The Company's exposure for financial guarantees is less than the customer's full contractual obligations outstanding under such financial guarantees which at December 31, 1996 approximated $7.5 million. No material loss is anticipated as a result of such guarantees.

        Pursuant to an agreement dated April 1, 1996 between Ezra P. Mager, a Company executive, and GGFP, Mr. Mager agreed to purchase 3% (equal to 303,750 shares) of the common stock of the Company on a fully diluted basis for $250,000. In the second quarter of 1996, the Company recorded a non-cash charge of $1,099,000 for compensation, which represents the difference between the estimated fair value, as of April 1, 1996, of the common stock purchased ($1,349,000) and the cash consideration paid.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)


                                  DECEMBER 31,
                             ----------------------
                              1996    1995    1994
                             ------  ------  ------
        Interest paid        $4,772  $3,697  $2,398
        Income taxes paid    $3,177  $1,707  $2,034


        The Company acquired two dealerships during 1995, both of which were financed primarily with debt. During 1996, the Company purchased another dealership which was partially financed with debt (See Note 3). The Company also recognized stock compensation expense aggregating $1,099,000 for stock purchased by an employee (See Note 16).

NOTE 18 - RELATED PARTY TRANSACTIONS

        Until October 1, 1996, the Company received services provided by GGFP which included treasury, risk management, tax compliance, employee benefits administration and other miscellaneous services. The costs associated with these services were allocated to the Company as described in Note 1. During fiscal 1996, 1995 and 1994, allocated expenses from GGFP to the Company approximated $1,302,000, $1,090,000 and $508,000, respectively. These allocations are classified as selling, general and administrative expense in the accompanying consolidated statement of operations.

        In connection with its business travel, the Company from time to time uses an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. Currently, the Company pays Plains Air, Inc. $13,050 per month plus a fee of approximately $488 per hour for use of the airplane. During 1996, 1995 and 1994 the Company paid Plains Air, Inc. an aggregate of $175,000, $199,000, and $154,000.

        In addition to the above corporate allocations, the Company has paid the Control Group a management fee for executive management services. This fee was generally based upon the profits earned and the level of executive management services rendered. These fees are shown separately on the face of the accompanying statement of operations. Commencing in 1996, the Company ceased to pay management fees to the Control Group. Effective July 1, 1996, the senior management group consisting of the Chairman, Senior Vice Chairman, Vice Chairman, and Senior Vice President and Chief Operating Officer, received annual base salaries approximating $1,020,000, may receive restricted stock if certain performance objectives are met and may also receive grants of stock options. Annual base salaries of the Company's executives will be re-evaluated on an annual basis by the Company's board of directors. In conjunction with the Reorganization, the Company paid one of its executive officers a bonus of $600,000. This bonus was expensed in the first six months ended June 30, 1996.

        In general, the Company is required to pay for all vehicles purchased from the automakers upon delivery of the vehicles to the Company. GMAC provides financing for all new vehicles and certain used vehicles that are less than five years old and have been driven less than 70,000 miles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with the automakers, the Company may deposit funds with such automakers in an amount up to a certain percentage of the outstanding floor plan balance. Such funds earn interest at approximately the same rate charged by the automakers on outstanding floor plan balances. From time to time the Control Group and other affiliates will advance funds to the Company primarily for the purpose of investing excess cash with GMAC. The Company acts only as an intermediary in this process. At December 31, 1996 and 1995, funds advanced and outstanding from affiliates approximated $5,260,000 and $2,895,000, respectively. Aggregate amounts outstanding pursuant to these arrangements at December 31, 1996 and 1995 are included in Due to Affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during 1996, 1995 and 1994 approximated $464,000, $226,000, and $122,000, respectively.

        During 1994, GGFP advanced the Company $1,050,000 to fund the relocation of one of its dealerships. During 1995, GGFP advanced funds aggregating approximately $2,600,000 to the Company for working capital purposes at the dealerships acquired in 1995. At December 31, 1996 and 1995, the amount outstanding pursuant to these advances approximated $218,000 and $3,100,000, respectively.

        GGFP was the contracting agent for the construction of certain facilities for the Company during 1996 and 1995. The total cost of the facilities approximated $1,013,300 and $570,000 for 1996 and 1995, respectively. Such amounts include approximately $40,753 and $52,000 for 1996 and 1995, respectively, as payment to GGFP for architectural and construction management fees.

        The Company leases its corporate offices from GGFP under a five-year lease extending through June 2001 for an annual rent of approximately $64,800.

        GGFP also subleases to the Company the real estate on which the Company's Performance Nissan dealership is located. Annual rent under the sublease is $228,000, which is the same amount payable by GGFP under the principal lease for the property.

NOTE 19 - LEASES

        The Company leases, under operating leases, land and buildings relating to certain of its dealerships and certain computer equipment. The property leases expire in 1998 through 2006 and have renewal options ranging from 5 to 7 years (See Note 18 regarding leases with related parties). The Company has an option to purchase the property on which Performance Nissan, Inc. operates for $2.2 million upon the expiration of the lease in 2002. Additionally, the Company has an option to purchase a portion of the property on which Quality Nissan, Inc. operates for $400,000 upon expiration of that lease in 1998. The total rent expense under all operating leases approximated $667,000 and $301,000 in 1996 and 1995, respectively.

        The aggregate minimum rental commitments for all noncancellable operating leases are as follows (in thousands):


   Fiscal year:

        1997                         $1,340
        1998                          1,283
        1999                          1,239
        2000                          1,235
        2001                          1,094
        Thereafter                    3,599
                                     ------
                                     $9,790
                                     ======

NOTE 20 - SUBSEQUENT EVENTS

        On January 24, 1997, the Company announced the proposed acquisition of Douglas Toyota, Inc. near Denver, Colorado, and Toyota West Sales and Service, Inc. in Las Vegas, Nevada. The proposed combined purchase price is approximately $40 million consisting of $28 million in cash and $12 million in the Company's stock. The Company intends to fund the cash portion of the acquisition with the remaining proceeds from the Company's initial public offering. On March 3, 1997, the Company announced the proposed acquisition of Sahara Nissan, Inc., in Las Vegas, Nevada, which operates as Jack Biegger Nissan ("Biegger Nissan"). The proposed purchase price is approximately $11.6 million consisting of $9 million in cash, $2 million in the Company's stock, and $0.6 million in a note payable to the seller. The Company intends to fund the cash portion of this acquisition with bank debt which is currently being negotiated. These acquisitions will be accounted for under the purchase method of accounting. While management believes these acquisitions and the related bank financing will be completed in the near future, there can be no assurances to that effect until the transactions actually close.

NOTE 21 - QUARTERLY DATA (UNAUDITED)


                                                 Three Months Ended
                                    --------------------------------------------
(In thousands)                      March 31   June 30      Sept. 30    Dec. 31
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:

Net sales and operating revenue    $   71,229     $70,012        $76,582     $103,759(1)
Gross profit                       $   11,333     $ 9,987        $12,054     $ 16,558
Net income (loss)                  $    1,599     $  (570)(5)    $ 1,635     $  1,917
Net income per share                         (4)         (4)            (4)  $   0.14

YEAR ENDED DECEMBER 31, 1995:

Net sales and operating revenue    $   50,067(2)  $62,278        $63,818     $ 60,032(3)
Gross profit                       $    7,618     $10,256        $10,444     $  9,175
Net income                         $      322     $   782        $   862     $    229
Net income per share                         (4)         (4)            (4)          (4)


(1) Includes results of operations for Lynn Hickey Dodge from October 31, 1996.
(2) Includes results of operations for Performance Nissan, Inc. from February 2, 1995.
(3) Includes results of operations for Performance Dodge, Inc. from December 4, 1995.
(4) Earnings per share is not presented for periods prior to September, 1996, as the historical capital structure prior to the Reorganization and Initial public offering is not comparable to the capital structure after such transactions.
(5) Includes non-cash compensation charge of $1,099,000 relating to an executive stock purchase agreement and a charge of $600,000 relating to an executive bonus (See Note 16).

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1997.

                                CROSS-CONTINENT AUTO RETAILERS, INC.



                                By:   /s/BILL GILLILAND
                                      ---------------------------------------
                                      Bill Gilliland, Chairman and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March 31, 1997               /s/BILL GILLILAND
                                    -----------------------------------------
                                    Bill Gilliland, Chairman, Chief
                                    Executive Officer & Director
                                    (principal executive officer)


Date:  March 31, 1997               /s/ROBERT W. HALL
                                    -----------------------------------------
                                    Robert W. Hall, Senior Vice Chairman
                                    & Director


Date:  March 31, 1997               /s/JAMES F. PURSER
                                    -----------------------------------------
                                    James  F. Purser, Chief Financial
                                    Officer & Director
                                    (principal financial officer)


Date:  March 31, 1997               /s/EMMETT M. RICE, JR.
                                    -----------------------------------------
                                    Emmett M. Rice, Jr., Senior Vice
                                    President, Chief Operating Officer
                                    & Director


Date:  March 31, 1997               /s/JOHN W. GAINES
                                    -----------------------------------------
                                    John W. Gaines, Vice President-Finance
                                    & Director


Date:  March 31, 1997               /s/CHARLES D. WINTON
                                    -----------------------------------------
                                    Vice President, Chief Accounting
                                    Officer & Secretary
                                    (principal accounting officer)


Date:  March 31, 1997               /s/JOHN H. MARMADUKE
                                    -----------------------------------------
                                    John H. Marmaduke, Director


Date:  March 31, 1997               /s/ROBERT F. GREEN
                                    -----------------------------------------
                                    Robert F. Green, Director

                                 EXHIBIT INDEX

Exhibit
  No.        Description
-------      -----------

   2.1    Asset Purchase Agreement, dated as of June 17, 1996, among Lynn
          Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)
   2.2    Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding
   2.3 Stock Purchase Agreement, dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
   3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (2)
   3.3    Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
          (2)
   4.1    Specimen Common Stock Certificate (2)
   4.2    Rights Agreement between Cross-Continent Auto Retailers, Inc. and
          The Bank of New York, as rights agent (2)
   4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (3)
  10.1 Dealer Sales and Service Agreement, dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement, dated as of July 29, 1996 (1)(4)
  10.2 Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of October 1, 1996 (1)
  10.3 Dealer Sales and Service Agreement, dated September 23, 1996, between the Nissan Division of Nissan Motor corporation in U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (5)
  10.4 Dealer Sales and Service Agreement, dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation in U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (2)
  10.4 Dollar Volume Contract, dated March 31, 1994, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet, Inc., and Quality Nissan, Inc. and Amarillo Globe News (1)
  10.5 Sublease Agreement, dated June 1, 1995, between Gilliland Group Family Partnership and performance Nissan, Inc. (1)
  10.6 Lease Agreement, dated March 1, 1994, among John W. Adams, Eleanore A. Braly as Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
  10.7 Office Lease, dated June 1, 1996, between Gilliland Group Family Partnership and Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc. (1)
  10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1)(6)
  10.9    Corporation and Shareholders' Agreement of Xaris Management Co. (1)
  10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)

10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000
10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000
10.10.3 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.
10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc.
10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74
10.11.2 Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc.
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc.
10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan, L.L.C.
          (1)
10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000
10.12.2 Cross-Default and Cross-Collateralization Corporation and Performance Nissan, L.L.C. Agreement between General Motors Acceptance

10.12.3 Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C.

10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)

10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement, dated June 7, 1996, between General Motors Acceptance Corporation and Performance Dodge, Inc. (6)

10.13.2 Promissory Note dated June 7, 1996, by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000 (7)

10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc.

10.14 Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser

21.1      Subsidiaries

23.1      Consent of independent accountants

27.1      Financial Data Schedule
--------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(4) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.

(5) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(6) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(7) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)