Form 10-Q
period 1997-03-31
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1997-05-15
CIK 1016919

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No    .

Number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1997.

           Class                                 Shares Outstanding
--------------------------                   -------------------------
     $.01 Par Value                                  14,079,020

                     CROSS-CONTINENT AUTO RETAILERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands - Except Per Share Data)
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                 1997                 1996
                                               --------             -------
Revenues:
  Vehicle sales                                $ 77,554            $ 64,009
  Other operating revenue                        11,468               7,220
                                               --------             -------
       Total Revenues                            89,022              71,229

Cost of sales                                    73,839              59,896
                                               --------             -------
  Gross Profit                                   15,183              11,333
                                               --------             -------
Operating Expenses:
  Selling, general and administrative            10,901               7,537
  Depreciation and amortization                     381                 270
                                               --------             -------
                                                 11,282               7,807
                                               --------             -------
  Operating income                                3,901               3,526

Other income (expense)
  Interest income                                   736                 219
  Interest expense                               (1,211)             (1,194)
                                               --------             -------
  Income before income taxes                      3,426               2,551
  Income tax provision                            1,280                 952
                                               --------             -------
       Net Income                              $  2,146             $ 1,599
                                               --------             -------
                                               --------             -------
Net income per average common share            $    .16
                                               --------
                                               --------
Weighted average common shares outstanding       13,800
                                               --------
                                               --------

The accompanying notes are an integral part of these financial statements.

                     CROSS-CONTINENT AUTO RETAILERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                    ASSETS

                                                    March 31, 1997   December 31, 1996
                                                    --------------   -----------------
                                                     (Unaudited)
Current assets
  Cash and cash equivalents                          $    33,431        $    36,946
  Accounts receivable                                     15,122             18,629
  Inventories                                             45,800             48,168
                                                     -----------        -----------
      Total current assets                                94,353            103,743
Property and equipment, at cost, less
  accumulated depreciation                                13,854             13,391
Goodwill, net                                             22,002             22,094
Other assets                                               4,144              3,218
                                                     -----------        -----------
      Total assets                                   $   134,353        $   142,446
                                                     -----------        -----------
                                                     -----------        -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Floor plan notes payable                           $    38,065        $    46,282
  Current maturities of long-term debt                     1,345              1,345
  Accounts payable                                         6,620              8,623
  Due to affiliates                                        5,405              5,478
  Accrued expenses and other liabilities                   8,446              7,408
  Deferred income taxes                                    1,927              1,914
                                                     -----------        -----------
      Total current liabilities                           61,808             71,050

Long-term debt                                            10,551             10,568
Deferred warranty revenue - long-term portion              1,615              2,310
                                                     -----------        -----------
      Total long-term liabilities                         12,166             12,878

Stockholders' equity
  Preferred stock, $.01 par value, 10,000 shares
    authorized, none issued                                   -                  -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 13,800,000 issued and outstanding            138                138
  Paid-in capital                                         47,476             47,761
  Retained earnings                                       12,765             10,619
                                                     -----------        -----------
      Total stockholders' equity                          60,379             58,518
                                                     -----------        -----------
Commitments and contingencies

      Total liabilities and stockholders' equity     $   134,353        $   142,446
                                                     -----------        -----------
                                                     -----------        -----------

The accompanying notes are an integral part of these financial statements.

                     CROSS-CONTINENT AUTO RETAILERS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          1997         1996
                                                         -------     -------
Cash flows from operating activities
     Net income                                          $ 2,146     $ 1,599
     Adjustments to reconcile net income to net cash
          provided by operating activities
     Depreciation and amortization                           381         270
     Proceeds from in-house extended warranty sales,
          net of cancellations                                -        1,040
     Amortization of deferred warranty revenue              (472)       (516)
     Deferred taxes and other                                 14         116
(Increase) decrease in
     Accounts receivable                                   3,507        (914)
     Inventory                                             2,367       7,639
     Other assets                                           (927)         -
Increase (decrease) in
     Accounts payable - trade                             (2,002)       (215)
     Accrued expenses and other liabilities                  815        (534)
                                                         -------     -------
          Net cash provided by operating activities        5,829       8,485
                                                         -------     -------
Cash flows used in investing activities
     Acquisition of property and equipment                  (753)       (323)
                                                         -------     -------
Cash flows used in financing activities
     Change in floor plan notes payable                   (8,216)     (5,743)
     Due to affiliates                                       (73)        (73)
     Proceeds from borrowing on long-term debt               124          -
     Long-term debt repayments                              (141)       (382)
     Other                                                  (285)         -
                                                         -------     -------
          Net cash used in financing activities           (8,591)     (6,198)
                                                         -------     -------
Increase - (Decrease) in cash and cash equivalents        (3,515)      1,964
Cash and cash equivalents at beginning of period          36,946       8,362
                                                         -------     -------
Cash and cash equivalents at end of period               $33,431     $10,326
                                                         -------     -------
                                                         -------     -------

The accompanying notes are an integral part of these financial statements.

                CROSS-CONTINENT AUTO RETAILERS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 1997

NOTE 1.    UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s ("C-CAR" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited consolidated financial statements have been subject to review by Price Waterhouse, L.L.P., the Company's independent accountants, whose report is included herein.

NOTE 2.    INITIAL PUBLIC OFFERING

     In September 1996, the Company sold 3,675,000 shares of its common stock (the "Common Stock") in an initial public offering for $14.00 per share (the "Offering"). Net proceeds from the Offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.2 million.

NOTE 3.    NET INCOME PER COMMON SHARE

     Earnings per share data are not presented for the three months ended March 31, 1996 because the historical capital structure prior to the Company's Offering is not comparable to the capital structure existing after the Offering.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings Per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 16, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity.

     Pro-forma basic and diluted EPS as computed pursuant to FAS 128 would not have differed from the reported $0.16 per common share as presented on the face of the consolidated statement of operations.

NOTE 4.    RELATED PARTY TRANSACTIONS

     In connection with its business travel, the Company from time to time uses an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill A. Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. Currently, the Company pays Plains Air, Inc. $13,050 per month plus a fee of approximately $488 per hour for use of the airplane. During the three months ended March 31,1997 and 1996 the Company paid Plains Air, Inc. an aggregate of $112,536 and $70,155, respectively, for the use of the airplane.

      In general, the Company is required to pay for all vehicles purchased from the automakers upon delivery of the vehicles to the Company. General Motors Acceptance Corporation ("GMAC") and Chrysler Financial Credit ("CFC") provides financing for all new vehicles and used vehicles that are less than five years old and have been driven less than 70,000 miles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with GMAC and CFC, the Company may deposit funds with both financial institutions in an amount up to 75% of the amount of the floor plan financing. Such funds earn interest at the same rate charged by GMAC to the Company for its flooring. From time to time, the control group and other affiliates will advance funds to the Company primarily for the purpose of investing their excess cash with GMAC and CFC. The Company acts only as an intermediary in this process. At March 31, 1997, funds advanced and outstanding from affiliates approximated $5.4 million. Such amounts outstanding pursuant to these arrangements are included in Due to Affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during the three months ended March 31, 1997 and 1996 approximated $112,745 and $40,000, respectively.

      Gilliland Group Family Partnership ("GGFP") was the contracting agent for the construction of certain facilities for the Company during the first quarter of 1997. The total cost of the facilities approximated $389,000 during the first quarter of 1997. Such amount included approximately $27,000 as payment to GGFP for architectural and construction management fees.

NOTE 5.   SUBSEQUENT EVENTS

      On March 3, 1997, the Company announced the proposed acquisition of Sahara Nissan, Inc., in Las Vegas, Nevada, which operates as Jack Biegger Nissan ("Bigger Nissan"). The proposed purchase price is approximately $11.6 million consisting of $9 million in cash, $2 million in the Company's Common Stock, and $0.6 million in a note payable to the sellers. Additionally, on April 7, 1997, the Company announced the proposed acquisition of certain assets of JRJ Investments, Inc., d/b/a Chaisson Motor Cars and Chaisson BMW, a multiple-franchise auto dealership group, operating in Las Vegas, Nevada and Henderson, Nevada. The proposed purchase price is approximately $27.5 million consisting of $19.5 million in cash, $5 million in the Company's Common Stock and $3 million in a note payable to the seller. The Company intends to fund the cash portion of these acquisitions with debt which is currently being negotiated. These acquisitions will be accounted for under the purchase method of accounting and the operations relating thereto will be consolidated commencing at the effective date of each transaction. While management believes these acquisitions and the related financing will be completed in the near future, there can be no assurances to that effect until the transactions actually close.

      On April 10, 1997, the Company purchased all of the outstanding capital stock of each of Douglas Toyota, Inc., a Colorado corporation, and Toyota West Sales and Service, Inc., a Nevada corporation, together with certain real estate to be used in connection with both dealerships. The dealerships were purchased in exchange for an aggregate consideration consisting of 279,720 shares of common stock with certain registration rights, par value $.01 per share, of the Company, cash in the amount of $28,000,000 and an unsecured promissory note in the principal amount of $7,000,000, payable on March 31, 2002, bearing an adjustable rate of interest equal to the prime rate quoted by Bank of America, as published in the western edition of the Wall Street Journal. The Colorado property was purchased for consideration consisting of a promissory note, secured by the property, in the principal amount of $2,000,000, payable on October 1, 1997, bearing an adjustable rate of interest equal to the prime rate quoted by Bank of America, as published in the western edition of the Wall Street Journal. The Nevada property was purchased for consideration consisting of a promissory note, secured by the property, in the principal amount of $5,500,000, payable on October 1, 1997, bearing an adjustable rate of interest equal to the prime rate quoted by Bank of America, as published in the western edition of the Wall Street Journal. The property was purchased to relocate the existing dealerships to newly constructed facilities. Management estimates the total cost of the locations, including construction costs, to be in the range of $18 million to $20 million.

     The cash portion of the purchase price for the dealerships was provided by $22,000,000 of the proceeds from the Offering and $6,000,000 of borrowings from Amarillo National Bank evidenced by an unsecured promissory note, payable in twelve consecutive quarterly principal payments with a final maturity of March 30, 2000, bearing an adjustable rate of interest equal to LIBOR, as published in Wall Street Journal on the first business day of the month, plus 200 basis points. In connection with the foregoing transactions, Mr. R. Douglas Spedding, the sole shareholder of each of the dealerships, entered into an employment agreement with the Company under which he agreed to be employed by the Company until April 1, 2000. Pursuant to the terms of the employment agreement, R. Douglas Spedding shall receive a base compensation of $500,000 annually, an amount equal to 2% of the consolidated pre-tax earnings of the Company paid on a quarterly basis and an amount equal to 2% of the consolidated pre-tax earnings of the Company paid in non-qualified stock options. Additionally, the Company entered into an employment agreement with Mr. Douglas J. Spedding under which he agreed to be employed by the Company until June 1, 2000. Pursuant to the terms of the employment agreement, Douglas J. Spedding shall receive an amount equal to 7% of the pre-tax earnings of the Toyota West Sales and Service, Inc., dealership, paid on a monthly basis.

     The Company will file combined audited financial statements for the two dealerships as of December 31, 1996 and 1995 and for the three year period ended December 31, 1996, unaudited interim financial information as of and for the three month period ended March 31, 1997 and 1996 and the required pro-forma information within the prescribed filing time as required for Current Report on Form 8-K.

NOTE 6.    CONTINGENCIES

     On April 4, 1997, certain members of a labor union initiated a strike at a General Motors' new vehicle assembly plant in Oklahoma City, Oklahoma; and on April 22, 1997, labor also initiated a strike at a General Motors' new vehicle assembly plant in Pontiac, Michigan. General Motors has represented that it has experienced a disruption in the production of certain of its new vehicles, including the popular extended cab pickup truck which is assembled at the Pontiac, Michigan plant. The Company relies on General Motors as the primary source of new vehicle inventory for its three Chevrolet dealerships in the Amarillo, Texas market. As of the date of this filing, General Motors has not announced a resolution to these strikes.

     On April 9, 1997, labor initiated a strike at a Chrysler engine plant in Detroit, Michigan. Chrysler has represented that it has experienced a disruption in the production of certain of its new vehicles as a result of the strike. On May 9, 1997, Chrysler announced a resolution to the strike. The Company relies on Chrysler as the primary source of new vehicle inventory for its two Dodge dealerships in the Oklahoma City market.

     A continuation of the strikes discussed herein, or any other disruptions in the availability of new vehicle inventory from the manufacturers, could have an adverse affect on new vehicle sales at the Company's Chevrolet and Dodge dealerships in the second quarter.

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cross-Continent Auto Retailers, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of income and cash flows for the three month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objection of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE, LLP


Fort Worth, Texas
April 24, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cross-Continent Auto Retailers, Inc. ("C-CAR" or the "Company") currently owns and operates a group of nine franchised automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. However, the financial condition and results of operations reported herein are based solely upon the results of the seven dealerships owned by C-CAR at March 31, 1997. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sales of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

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

RESULTS OF OPERATIONS

REVENUES

     The Company's total revenue increased 25.0% to $89.0 million in 1997 from $71.2 million in 1996. New vehicle sales increased 0.9% to $34.9 million in 1997 from $34.6 million in 1996, primarily because of the acquisition of the Company's Lynn Hickey Dodge dealership in Oklahoma City. The inclusion of the results of this dealership accounted for the overall increase in new vehicle sales in 1997. The increase in new vehicle revenue from the Company's Oklahoma City acquisition was offset by a lower demand for new vehicles in the Company's Amarillo market and Oklahoma City market. This lower demand is attributable to adverse weather conditions in the Company's trade areas and a lower demand for new vehicles consistent with trends being experienced in the automotive retail industry.

     Used vehicle sales increased 45.7% to $42.7 million in 1997 from $29.3 in 1996. The inclusion of the results Company's Lynn Hickey Dodge acquisition accounted for 91.8% of this increase in used vehicle sales. The Company attributes the remaining increase to its market strategy for used vehicle inventory management and increasing demand for used vehicles as the price of new vehicles continues to increase.

     The Company's other operating revenue increased 59.7% to $11.5 million for 1997, compared to $7.2 million for 1996 primarily due to inclusion of the Company's Lynn Hickey Dodge acquisition in the 1997 results of operations. The Oklahoma City acquisition accounted for approximately 63.0% of the increase in other operating revenue. The remaining increase in other operating revenue can be largely attributed to the Company, since July 1996, selling third party vendor warranties at its dealerships rather than its own warranties. Historically, the Company principally sold its own in-house extended warranty at its dealerships and recognized the resulting revenue over the term of the warranties. In contrast, upon the sale of third party extended warranties the Company receives and immediately recognizes commission income at the time of sale as the Company has no further obligation pursuant to the extended warranty contracts.

     On April 4, 1997, certain members of a labor union initiated a strike at a General Motors' new vehicle assembly plant in Oklahoma City, Oklahoma; and on April 22, 1997, labor also initiated a strike at a General Motors' new vehicle assembly plant in Pontiac, Michigan. General Motors has represented that it has experienced a disruption in the production of certain of its new vehicles, including the popular extended cab pickup truck which is assembled at the Pontiac, Michigan plant. The Company relies on General Motors as the primary source of new vehicle inventory for its three Chevrolet dealerships in the Amarillo, Texas market. As of the date of this filing, General Motors has not announced a resolution to these strikes.

     On April 9, 1997, labor initiated a strike at a Chrysler engine plant in Detroit, Michigan. Chrysler has represented that it has experienced a disruption in the production of certain of its new vehicles as a result of the strike. On May 9, 1997, Chrysler announced a resolution to the strike. The Company relies on Chrysler as the primary source of new vehicle inventory for its two Dodge dealerships in the Oklahoma City market.

     A continuation of the strikes discussed herein, or any other disruptions in the availability of new vehicle inventory from the manufacturers, could have an adverse affect on new vehicle sales at the Company's Chevrolet and Dodge dealerships in the second quarter.

GROSS PROFIT

     Gross profit increased 34.5% in 1997 to $15.2 million from $11.3 million in 1996 primarily due to the recently acquired Lynn Hickey Dodge dealership and due to selling third party extended warranties as opposed to in-house warranties which the company sold during the 1996 period. Gross profit as a percentage of sales increased to 17.1% in 1997 from 15.9% in 1996. The increase in gross profit as a percentage of sales is primarily attributable to higher gross margins on other operating revenue. Gross margin on other operating revenue increased to 64.8% in 1997 as compared to 61.2% in 1996. The increase in gross margin is also attributable to higher margin revenue components representing an increased percentage of gross revenues.

     The amount of revenue recognized related to the in-house warranties sold in prior periods, which was deferred and amortized over the contractual service period of the warranty contracts, will decline each quarter and will eventually cease at the expiration of the warranty periods. As a result, gross margin will be negatively impacted during future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses increased to $10.9 million, or 12.2% of the Company's revenues, in 1997 from $7.5 million, or 10.5% of total revenues, in 1996.

     The increase is primarily attributable to incremental assimilation expenses associated with the acquisition of the Company's Oklahoma City dealerships. These expenses relate to integrating the Company's systems into their operations and implementing the Company's strategies. The remaining portion of the increase is attributable to an increase in the Company's corporate expense resulting from the conversion from a private company to a public company.

INTEREST EXPENSE

     The Company's interest expense, net of interest income, decreased approximately 51.3% to $475,000 for 1997 compared to $975,000 for 1996. The decrease is attributable to interest income earned from the investment of the remaining portion of the proceeds from the Offering. For the three months ended March 31, 1997 this income approximated $573,000. The interest income was partially offset by an increase in interest expense due to the Company's Lynn Hickey Dodge acquisition.

     Net interest expense is expected to increase throughout 1997 as the Company uses the proceeds from the Offering to acquire additional dealerships and due to increased floor plan financing associated with the newly acquired dealerships.

INCOME TAXES

     The Company's effective income tax rate remained consistent at 37.4% for 1997 and 1996. Management expects the effective tax rate in 1997 to approximate 37.5% to 38.0%.

NET INCOME

     The Company's net income increased approximately 31.3% to $2.1 million in 1997 compared to $1.6 million in 1996. The increase was primarily attributable to the Company's Lynn Hickey Dodge acquisition, and the commencement of selling third party extended warranty contracts on an exclusive basis, which was partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with GMAC and CFC. Floor plan financing from GMAC currently represents the primary source of financing for vehicle inventories.

     The Company currently finances its purchases of new vehicle inventory with GMAC and CFC. The Company also maintains lines of credit with GMAC and CFC for the financing of used vehicles, pursuant to which GMAC and CFC provide financing for up to 80% of the cost of used vehicles that are less than five years old and that have been driven fewer than 70,000 miles. GMAC and CFC receive a security interest in all inventory they finance. The Company makes monthly interest payments on the amounts financed by GMAC and CFC. The Company must repay the principal amount of indebtedness with respect to any vehicle within two days of the sale of such vehicle by the

Company. The Company periodically renegotiates the terms of its financing with GMAC and CFC, including the interest rate. As of March 31, 1997, the Company had outstanding floor plan debt of $38.1 million and paid an average annual interest rate of 8%.

     During the first three months of 1997, the Company generated net cash of $5.8 million from operating activities, compared to $8.5 million for the three months ended March 31, 1996. The decrease is primarily attributable to fluctuations in inventory levels and accounts receivable, partially offset by decreased accounts payable. The fluctuation in inventory levels is primarily determined by timing of new vehicle deliveries from the automakers, seasonal factors and changes in the optimal level of inventory as determined by management based on inventory management strategies.

     Cash used in investing activities of $753,000 during the first three months of 1997 were primarily capital expenditures. Capital expenditures for the second quarter are expected to approximate $8,500,000 relating primarily to the purchase of land and interim construction advances at Toyota West, Inc. and Douglas Toyota, Inc., which will be financed through a $7.5 million note to the seller and cash from operations. The Company currently anticipates that any future acquisitions will be financed with proceeds from the Offering, issuance of stock or debt or a combination of cash, stock and debt.

     Cash used in financing activities amounted to $8.6 million for the three months ended March 31, 1997 and was primarily attributable to reduced floorplan notes payable. The reduction in floorplan financing in 1997 was greater than the reduction in inventory which was primarily due to the Company using a portion of its excess cash to reduce floorplan financing. The Company anticipates the relation of floorplan financing to inventory to increase to March 31, 1996 levels as the Company uses excess cash to fund future acquisitions. In 1996 cash provided by financing activities reflected a decrease in inventory financing and loans from affiliates.

     The Company believes that its existing capital resources, including the remaining proceeds of the Offering, will be sufficient to run the Company's operations in the ordinary course and fund its debt service requirements. The Company estimates that it will incur a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company will be required to pay this liability in six equal annual installments, beginning in March 1997, and believes that it will be able to pay such obligation with cash provided by operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  LISTING OF EXHIBITS

     (Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.)

EXHIBIT
NUMBER     DESCRIPTION
-------    ----------------------------------------------------

2.1        Asset Purchase Agreement dated as of June 17, 1996, among
           Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country
           Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc.
           and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger,
           Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and
           Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (4)
2.5        Second Amendment to Stock Purchase Agreement dated as of
           April 30, 1997, by and between Cross-Continent Auto
           Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8        Purchase Agreement dated as of March 1, 1997, between R.
           Douglas Spedding and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, as seller, The Chaisson Family Trust-R501, the shareholders and the Company, as buyer
3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (5)
3.3        Amended and Restated Bylaws of Cross-Continent Auto
           Retailers, Inc. (5)
4.1        Specimen Common Stock Certificate (5)
4.2        Rights Agreement between Cross-Continent Auto Retailers,
           Inc. and The Bank of New York, as rights agent (5)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (6)

4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R.
           Douglas Spedding (3)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors
           Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996 (1)(7)
10.2       Sales and Service Agreement between Performance Dodge, Inc.
           and Chrysler Corporation, dated as of October 1, 1996 (1)
10.3       Dealer Sales and Service Agreement dated September 23,
           1996, between the Nissan Division of Nissan Motor
           Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (8)
10.4       Dealer Sales and Service Agreement dated September 23,
           1996, between the Nissan Division of Nissan Motor
           Corporation, U.S.A., Performance Nissan and Cross-Continent
           Auto Retailers, Inc. (5)
10.4 Dollar Volume Contract dated March 31, 1994, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway
           Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.5       Sublease Agreement dated June 1, 1995, between Gilliland
           Group Family Partnership and Performance Nissan, Inc. (1)
10.6 Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore A. Braly as Trustee of the Eleanore A. Braly
           Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden
           Simpson and Quality Nissan, Inc. (1)
10.7       Office Lease dated June 1, 1996, between Gilliland Group
           Family Partnership and Cross-Country Auto Retailers,
           Inc.(now named Cross-Continent Auto Retailers, Inc.) (1)
10.8       Wholesale Security Agreement, as amended, dated December 4,
           1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1)(9)
10.9       Corporation and Shareholders' Agreement of Xaris Management
           Co. (1)
10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to
           Performance Dodge, Inc. (1)
10.10.1    Promissory Note by Performance Dodge, Inc. to General
           Motors Acceptance Corporation, in the amount of $1,850,000 (4)
10.10.2    Promissory Note by Performance Dodge, Inc. to General
           Motors Acceptance Corporation, in the amount of $3,700,000 (4)
10.10.3 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance
           Dodge, Inc. (4)
10.10.4    Security Agreement between General Motors Acceptance
           Corporation and Performance Dodge, Inc. (4)
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1    Promissory Note dated December 15, 1989, by Midway
           Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74 (4)
10.11.2    Renewal, Extension and Modification Agreement dated
           February 20, 1995, between General Motors Acceptance
           Corporation and Midway Chevrolet, Inc. (4)
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (4)
10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to
           Performance Nissan, L.L.C. (1)

10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000 (4)
10.12.2 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance
           Nissan, L.L.C. (4)
10.12.3    Security Agreement between General Motors Acceptance
           Corporation and Performance Nissan, L.L.C. (4)
10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)
10.13.1    Used Vehicle Wholesale Borrowing Base Credit Line Loan
           Agreement dated June 7, 1996, between General Motors
           Acceptance Corporation and Performance Dodge, Inc. (4)(9)
10.13.2    Promissory Note dated June 7, 1996, by Performance Dodge,
           Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000 (4)(10)
10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and
           Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan,
           Inc., and Westgate Chevrolet, Inc. (4)
10.14(*) Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (4)
10.15(*) Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore
10.16(*) Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto
           Retailers, Inc. (3)
10.17(*) Employment Agreement dated as of April 1, 1997, by and between Douglas J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18      Promissory Note dated April 1, 1997, by Cross-Continent
           Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2    Security Agreement between Cross-Continent Auto Retailers,
           Inc. and RDS, Inc. (3)
10.20.3    Deed of Trust between Cross-Continent Auto Retailers, Inc.
           and RDS, Inc. (3)
10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2    Security Agreement between Cross-Continent Auto Retailers,
           Inc. and R. Douglas Spedding (3)
10.21.3    Deed of Trust between Cross-Continent Auto Retailers, Inc.
           and R. Douglas Spedding (3)
10.22      Release and Indemnification Agreement dated as of April 10,
           1997, between Cross-Continent Auto Retailers, Inc. And R.
           Douglas Spedding (3)
27.1       Financial Data Table

--------------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(7) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(8) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(9) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(10) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement
      (Exhibit 10.13.3)



      (b)  REPORTS ON FORM 8-K

           A Form 8-K was filed on April 25, 1997 reporting the purchase of all the outstanding capital stock of each of Douglas Toyota, Inc., a Colorado corporation, and Toyota West Sales & Service, Inc., a Nevada corporation, together with certain real estate to be used in connection with both dealerships.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROSS-CONTINENT AUTO RETAILERS, INC.



Date: May 14, 1997                     By: /s/ BILL GILLILAND
                                          ------------------------------------
                                          Bill Gilliland, Chairman and
                                          Chief Executive Officer



Date: May 14, 1997                     By: /s/ JAMES F. PURSER
                                          ------------------------------------
                                          James F. Purser,
                                          Chief Financial Officer



Date: May 14, 1997                     By: /s/ CHARLES D. WINTON
                                          ------------------------------------
                                          Charles D. Winton, Vice President
                                          and Chief Accounting Officer

                           EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------    ---------------------------------------------------

2.1        Asset Purchase Agreement dated as of June 17, 1996, among
           Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country
           Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc.
           and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger,
           Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and
           Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (4)
2.5        Second Amendment to Stock Purchase Agreement dated as of
           April 30, 1997, by and between Cross-Continent Auto
           Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8        Purchase Agreement dated as of March 1, 1997, between R.
           Douglas Spedding and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, as seller, The Chaisson Family Trust-R501, the shareholders and the Company, as buyer
3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (5)
3.3        Amended and Restated Bylaws of Cross-Continent Auto
           Retailers, Inc. (5)
4.1        Specimen Common Stock Certificate (5)
4.2        Rights Agreement between Cross-Continent Auto Retailers,
           Inc. and The Bank of New York, as rights agent (5)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (6)
4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors
           Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996 (1)(7)
10.2 Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of October 1, 1996 (1)

10.3       Dealer Sales and Service Agreement dated September 23,
           1996, between the Nissan Division of Nissan Motor
           Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent
           Auto Retailers, Inc. (8)
10.4       Dealer Sales and Service Agreement dated September 23,
           1996, between the Nissan Division of Nissan Motor
           Corporation, U.S.A., Performance Nissan and Cross-Continent
           Auto Retailers, Inc. (5)
10.4 Dollar Volume Contract dated March 31, 1994, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet,
           Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.5       Sublease Agreement dated June 1, 1995, between Gilliland
           Group Family Partnership and Performance Nissan, Inc. (1)
10.6       Lease Agreement dated March 1, 1994, among John W. Adams,
           Eleanore A. Braly as Trustee of the Eleanore A. Braly
           Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden
           Simpson and Quality Nissan, Inc. (1)
10.7       Office Lease dated June 1, 1996, between Gilliland Group
           Family Partnership and Cross-Country Auto Retailers,
           Inc.(now named Cross-Continent Auto Retailers, Inc.) (1)
10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance
           Dodge, Inc. (1)(9)
10.9       Corporation and Shareholders' Agreement of Xaris Management Co. (1)
10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)
10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000 (4)
10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000 (4)
10.10.3 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74 (4)
10.11.2    Renewal, Extension and Modification Agreement dated
           February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (4)
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (4)
10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan,
           L.L.C. (1)
10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000 (4)
10.12.2 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (4)
10.12.3 Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (4)
10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)

10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7, 1996, between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)(9)
10.13.2 Promissory Note dated June 7, 1996, by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000 (4)(10)
10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc. (4)
10.14(*) Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (4)
10.15(*) Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore
10.16(*) Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto
           Retailers, Inc. (3)
10.17(*) Employment Agreement dated as of April 1, 1997, by and between Douglas J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18 Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2    Security Agreement between Cross-Continent Auto Retailers, Inc.
           and RDS, Inc. (3)
10.20.3    Deed of Trust between Cross-Continent Auto Retailers, Inc.
           and RDS, Inc. (3)
10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2    Security Agreement between Cross-Continent Auto Retailers,
           Inc. and R. Douglas Spedding (3)
10.21.3    Deed of Trust between Cross-Continent Auto Retailers, Inc.
           and R. Douglas Spedding (3)
10.22 Release and Indemnification Agreement dated as of April 10, 1997, between Cross-Continent Auto Retailers, Inc. And R. Douglas
           Spedding (3)
27.1       Financial Data Table


--------------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(7) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(8) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(9) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(10) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement
      (Exhibit 10.13.3)