Form 10-Q
period 1997-06-30
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1997-08-14
CIK 1016919

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1997.

           Class                                Shares Outstanding
--------------------------                   -------------------------
     $.01 Par Value                                  14,205,703

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                             1997      1996      1997      1996
                                           --------  --------  --------  --------
Revenues:
     Vehicle sales                         $119,411  $ 61,891  $196,965  $125,900
     Other operating revenue                 15,976     8,121    27,444    15,341
                                           --------  --------  --------  --------
          Total Revenues                    135,387    70,012   224,409   141,241

Cost of sales                               111,856    60,025   185,695   119,921
                                           --------  --------  --------  --------
     Gross Profit                            23,531     9,987    38,714    21,320
                                           --------  --------  --------  --------
Operating Expenses:
     Selling, general and administrative     17,742     8,158    28,643    15,695
     Depreciation and amortization              617       279       998       549
     Employee stock compensation                 -      1,099        -      1,099
     Loss from sale of dealerships              347        -        347        -
                                           --------  --------  --------  --------
                                             18,706     9,536    29,988    17,343
                                           --------  --------  --------  --------
     Operating income                         4,825       451     8,726     3,977

Other income (expense)
     Interest income                             96       308       832       527
     Interest expense                        (1,735)   (1,057)   (2,946)   (2,251)
                                           --------  --------  --------  --------
     Income before income (loss) taxes        3,186      (298)    6,612     2,253
     Income tax provision                     1,320       272     2,600     1,224
                                           --------  --------  --------  --------
          Net Income (loss)                $  1,866  $   (570) $  4,012  $  1,029
                                           --------  --------  --------  --------
                                           --------  --------  --------  --------

Net income per average common share        $    .13            $    .29
                                           --------            --------
                                           --------            --------
Weighted average common shares outstanding   14,049              13,925
                                           --------            --------
                                           --------            --------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                   JUNE 30, 1997   DECEMBER 31,1996
                                                   -------------   ----------------
                                                     (UNAUDITED)
Current assets
     Cash and cash equivalents                        $   6,671        $  36,946
     Accounts receivable                                 20,962           18,629
     Inventories                                         72,708           48,168
                                                      ---------        ---------
          Total current assets                          100,341          103,743
Property and equipment, at cost, less
     accumulated depreciation                            23,654           13,391
Goodwill, net                                            58,410           22,094
Other assets and deferred charges                         5,666            3,218
                                                      ---------        ---------
          Total assets                                $ 188,071        $ 142,446
                                                      ---------        ---------
                                                      ---------        ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Floor plan notes payable                         $  69,311        $  46,282
     Current maturities of long-term debt                 8,063            1,345
     Accounts payable                                     7,016            8,623
     Due to affiliates                                    1,016            5,478
     Accrued expenses and other liabilities              11,170            7,408
     Deferred income taxes                                1,211            1,914
                                                      ---------        ---------
          Total current liabilities                      97,787           71,050

Long-term debt                                           21,816           10,568
Deferred warranty revenue - long-term portion             1,222            2,310
                                                      ---------        ---------
          Total long-term liabilities                    23,038           12,878

Stockholders' equity
     Preferred stock, $.01 par value, 10,000,000
          shares authorized, none issued                     -                -
     Common stock, $.01 par value, 100,000,000 shares
          authorized, 14,079,720 and 13,800,000
          respectively, issued and outstanding              141              138
     Paid-in capital                                     52,474           47,761
     Retained earnings                                   14,631           10,619
                                                      ---------        ---------
          Total stockholders' equity                     67,246           58,518
                                                      ---------        ---------
Commitments and contingencies

          Total liabilities and stockholders' equity  $ 188,071        $ 142,446
                                                      ---------        ---------
                                                      ---------        ---------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ----------------------
                                                          1997         1996
                                                       ---------    ---------
Cash flows from operating activities
     Net income                                        $   4,012    $   1,029

     Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization                      998          549
          Employee stock compensation                         -         1,099
          Deferred taxes and other                          (748)          -
(Increase)decrease in
     Accounts receivable                                   4,722       (1,281)
     Inventory                                            (6,540)       5,315
     Other assets                                         (2,110)        (968)
Increase (decrease) in
     Accounts payable - trade                             (4,717)         (50)
     Accrued expenses and other liabilities               (2,811)         107
                                                       ---------    ---------
          Net cash provided by (used in)
          operating activities                            (7,194)       5,800
                                                       ---------    ---------
Cash flows from investing activities
     Acquisition of property and equipment                (1,941)        (565)
     Acquisition of dealerships                          (34,007)          -
                                                       ---------    ---------
          Net cash provided by (used in)
          investing activities                           (35,948)        (565)
                                                       ---------    ---------
Cash flows from financing activities
     Change in floor plan notes payable                    8,637       (2,911)
     Due to affiliates                                    (6,280)      (1,334)
     Proceeds from borrowing on long-term debt            28,037           -
     Long-term debt repayments                           (17,527)        (710)
     Proceeds from common stock issuance                      -           250
                                                       ---------    ---------
          Net cash provided by (used in)
          financing activities                            12,867       (4,705)
                                                       ---------    ---------
Increase (Decrease) in cash and cash equivalents         (30,275)         530
Cash and cash equivalents at beginning of period          36,946        8,362
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   6,671    $   8,892
                                                       ---------    ---------
                                                       ---------    ---------

The accompanying notes are an integral part of these financial statements.

                     CROSS-CONTINENT AUTO RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1997

NOTE 1.   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s ("C-CAR" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying, unaudited, condensed consolidated financial statements have been subject to review by the Company's independent accountants, whose report is included herein.

NOTE 2.   INITIAL PUBLIC OFFERING

     In September 1996, the Company sold 3,675,000 shares of its common stock (the "Common Stock") in an initial public offering for $14.00 per share (the "Offering"). Net proceeds from the Offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.5 million.

NOTE 3.   NET INCOME PER COMMON SHARE

     Earnings per share data are not presented for the three or six month periods ended June 30, 1996 because the historical capital structure prior to the Company's Offering is not comparable to the capital structure existing after the Offering.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings Per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity.

     Pro-forma basic and diluted EPS as computed pursuant to FAS 128 would not have differed from the reported $0.13 and $0.29 per common share as presented on the face of the consolidated statement of operations, for the three and six month periods ended June 30, 1997, respectively.

NOTE 4.   RELATED PARTY TRANSACTIONS

     In connection with its business travel, the Company from time to time
uses an airplane that is owned and operated by Plains Air, Inc.   Plains Air,
Inc. is owned by Bill A. Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. Currently, the Company pays Plains Air, Inc. $13,050 per month plus a fee of approximately $488 per hour for use of the airplane. During the three and six month periods ended June 30, 1997 the Company paid Plains Air, Inc. an aggregate of $156,000 and $269,000, respectively, for the use of the airplane, compared to $50,000 and $120,000 for the three and six month periods ended June 30, 1996.

     In general, the Company is required to pay for all vehicles purchased from the automakers upon delivery of the vehicles to the Company. General Motors Acceptance Corporation ("GMAC"), Chrysler Financial Credit ("CFC") and Toyota Motor Credit Corporation ("TMCC") provide financing for all new vehicles and used vehicles that are less than five years old and have been driven less than 70,000 miles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with GMAC, CFC and TMCC, the Company may deposit funds with both financial institutions in an amount up to 75% of the amount of the floor plan financing. Such funds earn interest at the same rate charged by GMAC, CFC and TMCC to the Company for its flooring. From time to time, the control group and other affiliates will advance funds to the Company primarily for the purpose of investing their excess cash with GMAC, CFC and TMCC. The Company acts only as an intermediary in this process. At June 30, 1997, funds advanced and outstanding from affiliates approximated $900,000. Such amounts outstanding pursuant to these arrangements are included in Due to Affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during the three and six month periods ended June 30, 1997 approximated $80,000 and $193,000, respectively, compared to $151,000 and $191,000 for the three and six month periods ended June 30, 1996.

     Gilliland Group Family Partnership ("GGFP") was the contracting agent for the construction of certain facilities for the Company during the first six months of 1997. The total cost of the facilities approximated $585,000 during the first six months of 1997. Such amount included approximately $75,000 as payment to GGFP for architectural and construction management fees.

NOTE 5.   ACQUISITIONS

     Effective April 1, 1997, the Company acquired Toyota West Sales and Service, Inc. and Douglas Toyota, Inc. (collectively "Spedding Toyota"). Spedding Toyota is engaged in the retail sales of new and used vehicles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $40.5 million was funded with $28.5 million in cash, $6 million of which was financed with bank debt maturing in 2000, 279,720 shares of the Company's common stock, and a prime rate based, seller financed note in the amount of $7 million which matures in 2002. The acquisition has been accounted for as a purchase and the operating results of Spedding Toyota have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition, including acquisition cost, has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

     A summary of the purchase price allocation for Spedding Toyota is presented below (in thousands):

          Net working capital               $ 2,734
          Property and equipment              1,264
          Goodwill                           36,549
                                            -------
               Total                        $40,547
                                            -------
                                            -------

     Effective October 1, 1996, the Company acquired Lynn Hickey Dodge ("Hickey"). Hickey is engaged in the retail sales of new and used automobiles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $20 million was financed with proceeds from the Company's initial public offering. The acquisition has been accounted for as a purchase, and the operating results of Hickey have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

     A summary of the purchase price allocation for Hickey is presented below (in thousands):

          Net working capital                     $ 4,760
          Property and equipment                      430
          Goodwill and other intangible assets     14,862
                                                  -------
                    Total                         $20,052
                                                  -------
                                                  -------

     The unaudited consolidated statement of operations data is presented below on a pro forma basis as though the Company's 1996 reorganization and Offering, and the Hickey and Spedding Toyota acquisitions had all occurred as of the beginning of each period presented (in thousands, except per share data).

                                         SIX MONTHS ENDED JUNE 30,
                                            1997         1996
                                                (UNAUDITED)
                                         -------------------------

     Pro forma revenue                    $274,432    $315,548
     Pro forma net income                    4,443       7,162
     Pro forma net income per share           0.32        0.51

     The adjustments to arrive at pro forma revenue include the historic revenue of Spedding Toyota and Hickey prior to the acquisition of each. Adjustments to net income to arrive at pro forma net income include estimated additional administrative expenses as a publicly owned company, additional amortization expense related to purchased goodwill, increased interest expense associated with the debt incurred in the purchase of Spedding Toyota, and the tax effects of these adjustments. The pro forma per share amounts assume that 14,079,720 shares were outstanding at the beginning of each period.

     The pro forma results of operations information is not necessarily indicative of the operating results that would have occurred had the reorganization, acquisition and the Offering been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

NOTE 6.   DISPOSITION

     On June 18, 1997, the Company anounced the proposed sale of Performance Dodge and Performance Nissan, both in the Oklahoma City area, to the Company's former Chief Operating Officer (also a shareholder and former Director of the Company), pending approval of the sale by the related manufacturers. The transaction is expected to close during the third quarter of fiscal 1997. The Company is planning to sell 100% of the stock in both of the Performance stores in exchange for 760,000 shares of the Company's stock valued at a total of $8.74 million based on the average closing share price on the four (4) days following June 16, 1997. The Company has recorded an estimated loss on the planned disposition of $347,000, which includes estimated selling expenses. In preparation for the sale, the Company repaid $4.3 million in long term debt associated with the acquisition of these dealerships. The combined revenue and operating income (loss) for these dealerships for the three and six month periods ended June 30, 1997 and 1996 are presented below:

                    THREE MONTHS ENDED            SIX MONTHS ENDED
                         JUNE 30                       JUNE 30
                      1997     1996                 1997      1996
                    ------------------            -----------------
Revenue             $16,960   $16,411             $37,285   $37,541

Operating
Income                 (861)      178                (239)      996

NOTE 7.   REVOLVING CREDIT FACILITY

     Effective June 26, 1997, the Company entered into a three year $40 million revolving credit facility ("Credit Facility") with a certain bank, bearing variable interest rates based generally on the prime rate or the LIBOR rate plus certain premiums on each depending on the company's average leverage ratio. The premium on the prime based rates ranges from 0.5% to
 .75% and the premium on the LIBOR based rates ranges from 1.25% to 2%. The interest rate as of June 30, 1997 was 8.750%. On July 7, 1997, the Company elected the LIBOR based rate which was equal to 7.6875%. A commitment fee ranging from .25% to .50% (0.5% at June 30, 1997), depending on the Company's average leverage ratio is charged on the unused portion of the facility. As of June 30, 1997, the Company had drawn down $15 million, $13 million of which was used to refinance borrowings used in the acquisition of Toyota West, Inc. and Douglas Toyota, Inc. and $2 million on other debt. Interest on the outstanding balances is payable monthly; the principal balances may be repaid any time, but are due in full on June 26, 2000. The Credit Facility requires the Company to maintain certain financial ratios and limits the Company's capital expenditures for maintenance (excludes acquisitions and certain store relocations) to $3 million annually. The Company was in compliance with these requirements at June 30, 1997. The Credit Facility also requires the Company to provide detailed financial information in a timely manner with a compliance certificate at the end of each quarter and an audit by an independent accounting firm at the end of each calendar year.
The Company is negotiating to increase the Credit Facility by an additional $35 million, which will bring the total Credit Facility to $75 million and, is subject to syndication on a best-efforts basis by the agent bank.

NOTE 8.   SUBSEQUENT EVENTS

     On July 2, 1997, the Company purchased all of the outstanding capital stock of Sahara Nissan, Inc., a Las Vegas corporation (the "Sahara Acquisition"). The dealership was purchased in exchange for an aggregate consideration consisting of 125,983 shares of the Company's common stock with certain registration rights, cash in the amount of $12,225,000, $600,000 in seller financed notes, bearing a 6.45% rate of interest and payable on July 1, 2002. The Company financed $9 million of the cash portion of the Purchase Price with borrowings on the Company's Credit Facility.

     The Company has filed a current report on Form 8-K in connection with this acquisition, including audited financial statements for Sahara Nissan, Inc. as of and for the year ended December 31, 1996, unaudited interim financial information as of March 31, 1997 and for the three month period ended March 31, 1997 and 1996, and the required pro-forma information.

     On August 11, 1997, the Company announced the termination of the previously announced acquisition of certain assets of JRJ Investments, Inc., d/b/a Chaisson Motor Cars and Chaisson BMW ("Chaisson"), a multiple-franchise auto dealership group, operating in Las Vegas, Nevada and Henderson, Nevada. The agreement provided for the purchase to occur on or before August 4, 1997, and the Company and Chaisson were unable to reach an agreement to extend the asset purchase agreement. Aggregate consideration for the acquisition, as announced on April 17, 1997, and subsequently amended, was approximately $25.0 million. In the third quarter of 1997, the Company will recognize expenses approximating $143,000 related to the acquisition.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Cross-Continent Auto Retailers, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of June 30, 1997, and the condensed consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet information of the Company as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE, LLP


Fort Worth, Texas
July 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cross-Continent Auto Retailers, Inc. ("C-CAR" or the "Company") currently owns and operates a group of franchised automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. The financial condition and results of operations reported herein are based solely upon the results of the nine dealerships owned by C-CAR at June 30, 1997. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sales of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

     In October 1996, the Company acquired Lynn Hickey Dodge, in Oklahoma City, Oklahoma. In April 1997, the Company completed the acquisition of two dealerships, Toyota West, Inc., located in Las Vegas, Nevada, and Douglas Toyota, Inc. located just outside Denver, Colorado, from owner R. Douglas Spedding. All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, as a result of the aforementioned acquisitions, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

     In July 1997, the Company acquired Sahara Nissan, Inc. in Las Vegas, Nevada, (the "Sahara Acquisition"). In June 1997, the Company announced the proposed divestiture of its Oklahoma City dealerships, Performance Nissan and Performance Dodge, to a former officer and director of the Company, Emmett M. Rice, Jr.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for products offered by the Company, auto manufacturer employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, and other risks indicated in the Company's previous filings with the Commission. The Company cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                         CONSOLIDATED MARGIN STATISTICS
                                 JUNE 30, 1997

                                   Qtr Ended       Qtr Ended         YTD             YTD
                                 June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                 -------------   -------------   -------------   -------------
                                          (IN THOUSANDS, EXCEPT UNITS AND PERCENTAGES)
New Vehicle Sales
     Units                            2,903           1,479            4,502           3,130
     Revenue                       $ 63,412        $ 31,493         $ 98,290        $ 66,142
     Average Selling Price         $   21.8        $   21.3         $   21.8        $   21.1

Used Vehicle Sales
     Units                            3,779           1,558            6,576           3,241
     Revenue                       $ 44,770        $ 20,884         $ 78,445        $ 42,065
     Average Selling Price         $   11.8        $   13.4         $   11.9        $   13.0

Wholesale Used Vehicle Sales
     Units                            2,523           1,776            4,364           3,490
     Revenue                       $ 11,229        $  9,514         $ 20,230        $ 17,693
     Average Selling Price         $    4.5        $    5.4         $    4.6        $    5.1

Other Operating Revenue
     Finance and Insurance         $  5,083        $  2,135         $  8,548        $  4,337
     Parts and Service                9,614           5,964           16,834          10,495
     Other Revenue                    1,279              22            2,062             509
                                   --------        --------         --------        --------

Total Revenue                      $135,387        $ 70,012         $224,409        $141,241
                                   --------        --------         --------        --------
                                   --------        --------         --------        --------

Gross Profit
     New Vehicles                  $  6,726        $  3,237         $ 10,766        $  7,497
     Used Vehicles                    6,396           2,509           10,359           5,507
     Wholesale Used Vehicles           (618)            (19)            (868)           (359)
     Finance and Insurance            4,554           1,403            7,625           2,856
     Parts and Service                5,194           2,850            8,770           5,328
     Other Revenue                    1,279               7            2,062             491
                                   --------        --------         --------        --------

Total Gross Profit                 $ 23,531        $  9,987         $ 38,714        $ 21,320
                                   --------        --------         --------        --------
                                   --------        --------         --------        --------

Gross Profit Percentages
     New Vehicles                     10.6%           10.3%            11.0%           11.3%
     Used Vehicles                    14.3%           12.0%            13.2%           13.1%
     Wholesale Used Vehicles          -5.5%           -0.2%            -4.3%           -2.0%
     Finance and Insurance            89.6%           65.7%            89.2%           65.9%
     Parts and Service                54.0%           47.8%            52.1%           50.8%
     Other Revenue                   100.0%           31.8%           100.0%           96.7%


Total Gross Profit Margin             17.4%           14.3%            17.3%           15.1%
                                   --------        --------         --------        --------
                                   --------        --------         --------        --------

The accompanying notes are an integral part of these financial statements.

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 1997

     The Company's total revenue increased 93.4% to $135.4 million for the second quarter ended June 30, 1997 from $70.0 million for the second quarter ended June 30, 1996.

     New vehicle sales revenue increased approximately 101.4% to $63.4 million for the second quarter of 1997, compared with $31.5 million in the second quarter ended of 1996. The increase in new vehicle sales for the second quarter was due to the acquisition of Hickey acquired in October, 1996, and Spedding Toyota acquired in April, 1997. New unit sales increased by 1,424 units in the quarter to 2,903 units compared to 1,479 in the second quarter of 1996. The Hickey and Spedding acquisitions accounted for 102.3% of the increase.

     Comparable store new vehicle sales increased 11 units in the Company's Amarillo market, and decreased 44 units at the Performance dealerships in the Oklahoma City market. The lower demand for new vehicles in the Company's Oklahoma City market is consistent with new vehicle sales trends in the Oklahoma City trade area and the Chrysler engine plant strike which affected the supply of new vehicles at Performance Dodge. The average selling price of a new vehicle was $21,843, a 1.7% increase.

     The Company does not anticipate a significant increase in revenue for the second half of 1997 in comparision with 1996. The Company believes additional revenue generated by the Sahara Acquisition will be offset by the disposition of Performance Nissan and Performance Dodge. Additionally, the demand for new vehicles in the markets in which the Company has dealerships has decreased at a faster rate than the national average.

     Gross margins on new vehicle sales were 10.6%, an increase of .3 percentage point over last year. The increase was due to higher inventory costs in the second quarter of 1996 because of the GM parts plant strike in March, 1996, which required the Company to purchase at a premium new vehicles from other dealers.

     Used vehicle retail sales revenue increased approximately 114.4% in the second quarter of 1997 to $44.8 million, compared with $20.9 million in the second quarter of 1996. The inclusion of the Hickey and Spedding acquisitions accounted for 93.5% of the increase in retail used vehicle sales. The remaining increase in retail used vehicle sales was generated by same store sales growth. Same store used retail unit sales increased 14.7% to 1,787 for the quarter.

     The Company attributes the increase in same store used vehicle sales to its market strategy for used vehicle inventory management and increasing demand for used vehicles. Average used car selling prices decreased by 6.4% to $11,847, reflecting the Hickey and Spedding acquisitions which have lower used car selling prices.

     Used vehicle retail gross profit margins of 14.3% represent an increase of 2.3 percentage points from the second quarter of 1996. The increase was primarily attributable to the higher gross margins at Spedding Toyota.

     The Company's other operating revenue increased 96.7% to $16.0 million for the quarter compared to $8.1 million for last year. Specifically, other operating revenue increased due to finance and insurance revenue increasing 138.1% to $5.1 million and parts and service revenue increasing 61.2% to $9.6 million.

     The majority of the increase in finance and insurance revenue was due to the Hickey and Spedding acquisitions. The remaining portion of this increase can be largely attributed to the Company, since July 1996, selling third party vendor extended warranties at its dealerships rather than its own extended warranties. Historically, the Company principally sold its own in-house extended warranty at its dealerships and recognized the resulting revenue over the term of the warranties. In contrast, upon the sale of third party extended warranties the Company receives and immediately recognizes commission income at the time of sale as the Company has no further obligation pursuant to the extended warranty contracts.

     The Company's increased parts and service revenue was due to acquisitions. This increase was offset by a 5.3% decrease in same store parts and service sales. Lower wholesale parts sales led to this decrease.

     The majority of the increase in other revenue can be attributed to miscellaneous documentary fees at the Hickey and Spedding acquisitions. The amount that can be charged for these fees are usually governed by state regulatory agencies. The Company expects this component of other operating revenue to increase as more dealerships are acquired.

     Gross profit margin on finance and insurance of 89.6% represents an increase of 23.9 percentage points over last year. This was mainly attributable to the Company selling third party warranties in 1997. The Company also decreased in-house warranty repair costs by 37%, further contributing to the gross margin increase.

     Gross profit margin on parts and service revenue of 54% represents an increase of 6.2 percentage points. This was due to the variance in the retail to wholesale parts sales mix at Spedding Toyota and lower wholesale parts sales in the Company's existing stores.

     Gross profit increased 135.6 percentage points for the quarter to $23.5 million from $10.0 for 1996. The Hickey and Spedding acquisitions accounted for 91.3% of the increase. The remainder of the increase was generated by increased gross profits on finance and insurance revenue.

     Gross profit as a percentage of sales increased to 17.4% for the quarter from 14.3% for the second quarter of 1996. The increase in gross profit as a percentage of sales is primarily attributable to higher gross margins on other operating revenue and higher used vehicle margins at Spedding Toyota.

     The Company anticipates a reduction in overall gross profit as a percentage of revenue for the remainder of 1997. The Company believes new vehicle margins may decline if the trend of lower demand for new vehicles continues. Also, slower vehicle sales would directly affect finance and insurance revenue, which is the Company's highest gross margin revenue item.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses increased to $17.7 million, or 13.1% of the Company's revenues for the second quarter ended June 30, 1997 from $8.2 million, or 11.7% of total revenues for the second quarter ended June 30, 1996. The primary reason for the increase in expenses was the Hickey and Spedding acquisitions. Expenses as a percentage of sales also increased for the quarter due to inclusion of the Hickey and Spedding acquisitions. These dealerships have historically reflected a higher expense to sales ratio due to a different sales mix in comparison to existing company dealerships. This ratio also increased for same store sales comparison for the quarter due to higher than expected dealership assimilation and corporate overhead costs.

INTEREST EXPENSE

     The Company's interest expense, net of interest income, increased approximately 113.6% to $1.6 million for the quarter ended June 30, 1997 compared to $749,000 for the quarter ended June 30, 1996. The increase for the quarter ended June 30, 1997 is primarily attributable to the addition of the Hickey and Spedding acquisitions.

INCOME TAXES

     The Company's effective tax rate for the quarter ended June 30, 1997 approximated 41.4%. The actual tax rate for the quarter was 37.4%, excluding the loss recorded on the sale of Performance Nissan and Performance Dodge. The unusual tax rate for the same quarter of 1996 was attributable to certain non-deductible expenses incurred during the quarter prior to the Company's Offering. Management expects the effective tax rate in 1997 to approximate 37.4% to 38.0%.

NET INCOME

     The Company's net income from operations increased to $1.9 million for the quarter ended June 30, 1997 compared to a loss of $570,000 for the quarter ended June 30, 1996. Included in the 1997 second quarter earnings are operating losses incurred at the Performance stores of approximately $753,000 and a one-time charge for the loss on the sale of the Performance dealerships of $347,000. The provision primarily reflects the anticipated costs, fees and expenses of the transaction.

     The overall increase in net income was primarily attributable to the Company's Hickey and Spedding acquisitions, collectively accounting for 67.4% of the quarter increase. The second quarter of 1996 also included the non-cash expense relating to employee stock compensation of approximately $1.1 million and compensation expense of $600,000 relating to the executive bonus. The remaining increase in net income was attributable to increased gross profits, offset by increased net interest expense and income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

     The Company's total revenue increased approximately 58.9% to $224.4 million for the period ended June 30, 1997 as compared with total revenue of $141.2 million last year.

     New vehicle sales revenue increased approximately 48.6% to $98.3 million, compared with $66.1 million in 1996. The increase in new vehicle sales for the period was primarily due to acquisitions. This increase was offset by 10.6% decrease in same store comparative new vehicle sales. The majority of this decrease occurred in the Company's Performance Nissan and Performance Dodge dealerships. The remaining decrease was caused by a 6.2 percentage points decrease in new vehicle sales in the Company's Amarillo market.

     New unit sales increased 1,372 for the six month period to 4,502 units compared to 3,130 for the same six month period in 1996. Acquisitions accounted for 128.6% of the increase. This increase was partially offset by a 392 unit decrease in same store new vehicle sales. The Company attributes the lower demand for new vehicles to trends consistent within the automotive retail industry. The average selling price of a new vehicle was $21,833, a 2.2% increase.

     New vehicle retail margins decreased slightly for the period due to higher margins in the first quarter of 1996. The higher margins in the first quarter of 1996 were caused by a better inventory supply of new vehicles.

     Used vehicle retail sales revenue increased approximately 86.5% to $78.4 million, compared to $42.1 million in 1996. Acquisition growth accounted for 92.1% of the increase in used vehicle retail sales. Same store sales unit volume increased by 350 units or 10.8%, accounting for the remainder of the increase in used vehicle retail sales. As with the quarter, lower average selling prices at Spedding Toyota reduced the retail used vehicle average selling price to $11,929, compared to $12,979 last year. For the remainder of 1997 the Company will continue to place an increased emphasis on used vehicle retail sales because of customer buying patterns and the higher gross margins associated with used vehicle sales.

     Gross margins on used retail sales were flat in comparison with last year. This was due to a 36.6% decrease in the margins at the Company's Performance Nissan and Performance Dodge dealerships. This was offset by higher margins at Spedding Toyota.

     For the six months ended June 30, 1997 other operating revenue increased 78.9% to $27.4 million compared to $15.3 million last year. Finance and insurance revenue increased 97.1% to $8.5 million and parts and service revenue increased 60.4% to $16.8 million for the six months ended June 30, 1997.

     As with the quarter, acquisitions accounted for the majority of the increase in finance and insurance revenue. The remaining portion of this increase can be largely attributed to third party extended warranty sales.

     The Company's increased parts and service revenue was mainly due to acquisitions. Overall parts and service sales in the Company's existing stores were consistent with last year.

     Acquisitions accounted for the majority of the increase in other revenue. As mentioned earlier, the Company expects this component of other operating revenue to continue to increase.

     Gross margin on parts and service revenue increased for the period because of the retail to wholesale sales mix at Spedding Toyota. The margin also increased because of lower wholesale parts sales in the Company's Amarillo market.

     Gross profit increased 81.6 percentage points to $38.7 million for the six month period compared to $21.3 million for 1996. The Hickey and Spedding acquisitions accounted for primarily all of the increase.

     Gross profit as a percentage of sales increased to 17.3% for the period compared to 15.1% for the comparable period in 1996. As with the quarter ended June 30, margins were increased through higher margins on other operating revenue and stronger used vehicle margins at Spedding Toyota.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six months ended June 30, 1997 increased to $28.6 million, or 12.8% of the Company's revenues compared to $15.7 million, or 11.9% of the Company's revenues for the six months ended June 30, 1996. Acquisitions accounted for 91.7% of the increase in expenses for the six month period. Expenses as a percentage of sales increased for the six month period due to higher than expected dealership assimilation and corporate overhead costs.

INTEREST EXPENSE

     Net interest expense for the six months ended June 30, 1997 increased 22.6% to $2.1 million compared to $1.7 million for the six months ended June 30, 1996. The Hickey and Spedding acquisitions accounted for a 50% increase in interest expense. This increase is partially offset by interest income earned on proceeds from the offering. For the six months ended June 30, 1997 this income approximated $595,000.

     Net interest expense is expected to increase throughout 1997 as the Company uses borrowings to acquire additional dealerships and due to increased floor plan financing associated with the newly acquired dealerships.

INCOME TAXES

     The Company's effective income tax rate for the six months ended June 30, 1997 approximated 39.3% as compared to 54.3% for the comparable period of 1996. The decrease in the effective rates relates to certain non-deductible expenses incurred during the first six months of 1996. The actual tax rate for the period ended June 30, 1997 was 37.4, excluding the loss recorded on the sale of Performance Nissan and Performance Dodge. Management expects the effective tax rate in 1997 to approximate 37.4% to 38.0%.

NET INCOME

     Net income from operations for the six months ended June 30, 1997 increased 323.6% to $4.0 million compared to $1.0 million for the six months ended June 30, 1996. The increase was primarily attributable to the Company's Hickey and Spedding acquisitions, collectively accounting for 63.4% of the year to date increase. The increase in net income was partially offset by the operating losses at the Performance dealerships and the $347,000 loss provision for the sale of the Performance dealerships. The remaining increase in net income was due to increased gross profits and one-time compensastion expenses recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements with GMAC, CFC and TMCC. Floor plan financing from GMAC currently represents the primary source of financing for vehicle inventories.

     The Company currently finances its purchases of new vehicle inventory with GMAC, CFC and TMCC. The Company also maintains lines of credit with GMAC, CFC and TMCC for the financing of used vehicles, pursuant to which GMAC, CFC and TMCC provide financing for up to 80% of the cost of used vehicles that are less than five years old and that have been driven fewer than 70,000 miles. GMAC, CFC and TMCC receive a security interest in all inventory they finance. The Company makes monthly interest payments on the amounts financed by GMAC, CFC and TMCC. The Company must repay the principal amount of indebtedness with respect to any vehicle generally within two days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing with GMAC, CFC and TMCC, including the interest rate. As of June 30, 1997, the Company had outstanding floor plan debt of $69.3 million and paid an average annual interest rate of 9.0%.

     The Company plans to use borrowings against its new $40 million credit facility to finance the major portion of any future acquisitions. At June 30, the Company had $25 million available under this credit agreement. The Company believes this facility will be sufficient to fund any acquisitions during the remainder of the year.

     During the first six months of 1997, the Company used net cash of $7.2 million for operating activities, compared to $5.8 million generated for the six months ended June 30, 1996. The decrease is primarily attributable to fluctuations in inventory levels and decreased accounts payable, partially offset by decreased accounts receivable. The fluctuation in inventory levels is primarily determined by timing of new vehicle deliveries from the automakers, seasonal factors and changes in the optimal level of inventory as determined by management based on inventory management strategies.

     Cash used in investing activities of $36.0 million during the first six months of 1997 were primarily expenditures relating to the purchase of Spedding Toyota. The Company expects to spend an additional $12.5 million (a total of $20 million, including land and construction costs) to construct two new dealership facilities to relocate Toyota West and Douglas Toyota. Funds will be provided by cash on hand and interim financing. The Company plans to convert interim financing to permanent financing when construction is completed in the second quarter of 1998. The Company currently anticipates that any future acquisitions will be financed with a combination of debt, stock and to a lesser extent, cash.

     Cash generated from financing activities amounted to $12.9 million for the six months ended June 30, 1997. The increase was mainly attributable to the $15.0 million borrowed from the TCB revolving line of credit for debt repayment and the Sahara Acquisition. The increase from the TCB funds was slightly offset by the payment of long-term debt in conjunction with the sale of Performance Nissan and Performance Dodge. An increase in floor plan debt related to increased inventory levels, offset by a decrease due to affiliates also contributed to the increase in cash generated from finance activities.

     The Company believes that its existing capital resources, including cash on hand, cash from operations, and funds available under its line of credit will be sufficient to run the Company's operations in the ordinary course and fund its debt service requirements. The Company estimates that it will incur a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company is required to pay this liability in six equal annual installments, which commenced in March 1997, and believes that it will be able to pay such obligation with cash provided by operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  LISTING OF EXHIBITS

     (Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.)

EXHIBIT
NUMBER              DESCRIPTION
-------     ---------------------------------------------------

2.1 Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (4)
2.5 Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, as seller, The Chaisson Family Trust-R501, the shareholders and the Company, as buyer
2.6.1     Consent to Termination of Agreements dated as of August 5, 1997, among Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc.,
          and The Chaisson Family Trust R-501.
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8 Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.9 Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan. (11)
2.10 Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (5)
3.3       Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
          (5)
4.1       Specimen Common Stock Certificate (5)
4.2 Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (5)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (6)
4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding
          (3)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains

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

10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc. (4)
10.14(*) Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (4)
10.15(*) Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore
10.16(*) Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.17(*)  Employment Agreement dated as of April 1, 1997, by and between Douglas
          J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18 Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.20.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.21.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.22 Release and Indemnification Agreement dated as of April 10, 1997, between Cross-Continent Auto Retailers, Inc. And R. Douglas
          Spedding (3)
10.23     Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent
          Auto Retailers, Inc. to The Jack Biegger Revocable Living Trust,
          in the principal amount of $360,000.00. (11)
10.24     Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent
          Auto Retailers, Inc. to The Dale M. Edwards Revocable Family
          Trust, in the principal amount of $240,000.00. (11)
10.25     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan,
          Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $275,000.00.(11)
10.26     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan,
          Inc. to The Dale M. Edwards Revocable Family Trust, in the
          principal amount of $125,000.00. (11)
10.27     Documents, dated as of June 26, 1997, relating to line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent. (11)
10.27.1 Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas Commerce Bank National Association. (11)
10.27.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association.
          (11)
10.27.3 Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and Texas Commerce Bank National Association. (11)
10.28 Dealer Sales and Service Agreement dated July ___, 1997, between the Nissan Division of Nissan Motor Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto Retailers, Inc., and Bill A. Gilliland. (11)

10.29 Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers, Inc. and The Jack Biegger Revocable Living Trust. (11)
10.30 Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett M. Rice, Jr.
10.31 Management Agreement dated as of June 1, 1997 among Cross-Continent Auto Retailers, Inc., Performance Nissan, Inc., Performance Dodge, Inc., and Emmett M. Rice, Jr.
27.1      Financial Data Table


-------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(7) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(8) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(9) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(10) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 15, 1997, incorporated herein by reference.


     (b)  REPORTS ON FORM 8-K

          (1) A Form 8-K was filed on April 25, 1997 reporting the purchase of all the outstanding capital stock of each of Douglas Toyota, Inc., a Colorado corporation, and Toyota West Sales & Service, Inc., a Nevada corporation, together with certain real estate to be used in connection with both dealerships.

          (2) A Form 8-K/A No. 1 was filed on June 24, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information.

          (3) A Form 8-K was filed on July 15, 1997 reporting the purchase of all the outstanding capital stock of Sahara Nissan, Inc., a Nevada corporation.

          (4) A Form 8-K/A No. 1 was filed on August 13, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CROSS-CONTINENT AUTO RETAILERS, INC.



Date: August 13, 1997                  By:  /s/  BILL GILLILAND
                                          ----------------------------------
                                          Bill Gilliland, Chairman and
                                          Chief Executive Officer



Date: August 13, 1997                  By:  /s/  JAMES F. PURSER
                                          -----------------------------------
                                          James F. Purser,
                                          Chief Financial Officer



Date: August 13, 1997                  By:  /s/  CHARLES D. WINTON
                                          -----------------------------------
                                          Charles D. Winton, Vice President
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------     ---------------------------------------------------


2.1 Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (4)
2.5 Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, as seller, The Chaisson Family Trust-R501, the shareholders and the Company, as buyer
2.6.1     Consent to Termination of Agreements dated as of August 5, 1997, among Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc.,
          and The Chaisson Family Trust R-501.
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8 Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc.(omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.9 Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan. (11)
2.10 Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (5)
3.3       Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
          (5)
4.1       Specimen Common Stock Certificate (5)
4.2 Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (5)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (6)
4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding
          (3)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996
          (1)(7)
10.2 Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of October 1, 1996 (1)
10.3 Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (8)

10.4 Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation, U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (5)
10.4 Dollar Volume Contract dated March 31, 1994, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.5 Sublease Agreement dated June 1, 1995, between Gilliland Group Family Partnership and Performance Nissan, Inc. (1)
10.6 Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore A. Braly as Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
10.7 Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and Cross-Country Auto Retailers, Inc.(now named Cross-Continent Auto Retailers, Inc.) (1)
10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1)(9)
10.9      Corporation and Shareholders' Agreement of Xaris Management Co. (1)
10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)
10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000 (4)
10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000 (4)
10.10.3 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)
10.11     Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74
          (4)
10.11.2 Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (4)
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (4)
10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan,
          L.L.C. (1)
10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000 (4)
10.12.2 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (4)
10.12.3 Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (4)
10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent
          Auto Retailers, Inc. dealership subsidiaries (1)
10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7, 1996, between General Motors Acceptance Corporation and Performance Dodge, Inc. (4)(9)
10.13.2 Promissory Note dated June 7, 1996, by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000
          (4)(10)
10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Performance Nissan, Inc., Performance Dodge, Inc., Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc. (4)
10.14(*) Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (4)

10.15(*) Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore
10.16(*) Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.17(*)  Employment Agreement dated as of April 1, 1997, by and between Douglas
          J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18 Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.20.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.21.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.22 Release and Indemnification Agreement dated as of April 10, 1997, between Cross-Continent Auto Retailers, Inc. And R. Douglas
          Spedding (3)
10.23     Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent
          Auto Retailers, Inc. to The Jack Biegger Revocable Living Trust,
          in the principal amount of $360,000.00. (11)
10.24     Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent
          Auto Retailers, Inc. to The Dale M. Edwards Revocable Family
          Trust, in the principal amount of $240,000.00. (11)
10.25     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan,
          Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $275,000.00.(11)
10.26     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan,
          Inc. to The Dale M. Edwards Revocable Family Trust, in the
          principal amount of $125,000.00. (11)
10.27     Documents, dated as of June 26, 1997, relating to line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent. (11)
10.27.1 Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas Commerce Bank National Association. (11)
10.27.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association.
          (11)
10.27.3 Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and Texas Commerce Bank National Association. (11)
10.28 Dealer Sales and Service Agreement dated July ___, 1997, between the Nissan Division of Nissan Motor Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto Retailers, Inc., and Bill A. Gilliland. (11)
10.29     Environmental Agreement dated July 1, 1997 between Cross-
          Continent Auto Retailers, Inc. and The Jack Biegger Revocable
          Living Trust. (11)
10.30 Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett M. Rice, Jr.

10.31 Management Agreement dated as of June 1, 1997 among Cross-Continent Auto Retailers, Inc., Performance Nissan, Inc., Performance Dodge, Inc., and Emmett M. Rice, Jr.
27.1      Financial Data Table


-------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(7) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(8) Substantially identical Agreement exists between the Nissan Division and Performance Nissan, Inc.
(9) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc.
(10) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Performance Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 15, 1997, incorporated herein by reference.


     (b)  REPORTS ON FORM 8-K

          (1) A Form 8-K was filed on April 25, 1997 reporting the purchase of all the outstanding capital stock of each of Douglas Toyota, Inc., a Colorado corporation, and Toyota West Sales & Service, Inc., a Nevada corporation, together with certain real estate to be used in connection with both dealerships.

          (2) A Form 8-K/A No. 1 was filed on June 24, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information.

          (3) A Form 8-K was filed on July 15, 1997 reporting the purchase of all the outstanding capital stock of Sahara Nissan, Inc., a Nevada corporation.

          (4) A Form 8-K/A No. 1 was filed on August 13, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information.