Form 10-Q
period 1997-09-30
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1997-11-13
CIK 1016919

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997.

           Class                                Shares Outstanding
--------------------------                   -------------------------
     $.01 Par Value                                 13,445,703

                         CROSS-CONTINENT AUTO RETAILERS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS - EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        1997      1996       1997       1996
                                      --------   -------   --------   --------
Revenues
  Vehicle sales                       $118,078   $66,987   $315,043   $192,888
  Other operating revenue               16,706     9,595     44,150     24,936
                                      --------   -------   --------   --------
    Total Revenues                     134,784    76,582    359,193    217,824

Cost of sales                          111,061    64,528    296,756    184,449
                                      --------   -------   --------   --------
  Gross Profit                          23,723    12,054     62,437     33,375
                                      --------   -------   --------   --------
Operating Expenses
  Selling, general and administrative   16,786     8,315     45,429     24,010
  Depreciation and amortization            815       272      1,814        821
  Employee stock compensation               -         -          -       1,099
  Loss from sale of dealerships             -         -         347         -
                                      --------   -------   --------   --------
                                        17,601     8,587     47,590     25,930
                                      --------   -------   --------   --------
  Operating income                       6,122     3,467     14,847      7,445

Other income (expense)
  Interest income                          159       197        992        724
  Interest expense                      (2,112)   (1,068)    (5,058)    (3,318)
                                      --------   -------   --------   --------
  Income before income taxes             4,169     2,596     10,781      4,851
  Income tax provision                   1,557       961      4,157      2,186
                                      --------   -------   --------   --------
    Net Income                        $  2,612   $ 1,635   $  6,624   $  2,665
                                      --------   -------   --------   --------
                                      --------   -------   --------   --------
Net income per average common share   $    .19             $    .48
                                      --------             --------
                                      --------             --------
Weighted average common shares
 outstanding                            13,446               13,764
                                      --------             --------
                                      --------             --------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                               SEPTEMBER 30, 1997  DECEMBER 31,1996
                                               ------------------  ----------------
                                                  (UNAUDITED)
Current assets
     Cash and cash equivalents                     $  2,152           $ 36,946
     Accounts receivable                             19,626             18,629
     Inventories                                     56,718             48,168
                                                   --------           --------
          Total current assets                       78,496            103,743
Property and equipment, at cost, less
     accumulated depreciation                        27,390             13,391
Goodwill, net                                        68,676             22,094
Other assets and deferred charges                     5,626              3,218
                                                   --------           --------
          Total assets                             $180,188           $142,446
                                                   --------           --------
                                                   --------           --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Floor plan notes payable                      $ 53,135           $ 46,282
     Current maturities of long-term debt               724              1,345
     Accounts payable                                 7,087              8,623
     Due to affiliates                                   -               5,478
     Accrued expenses and other liabilities          13,189              7,408
     Deferred income taxes                            2,397              1,914
                                                   --------           --------
          Total current liabilities                  76,532             71,050

Long-term debt                                       38,945             10,568
Deferred warranty revenue and other liabilities       1,595              2,310
                                                   --------           --------
          Total long-term liabilities                40,540             12,878

Stockholders' equity
     Preferred stock, $.01 par value, 10,000,000
          shares authorized, none issued                 -                 -
     Common stock, $.01 par value, 100,000,000 shares
          authorized, 13,445,703 and 13,800,000
          respectively, outstanding                     142                138
     Paid-in capital                                 54,471             47,761
     Treasury stock                                  (8,740)               -
     Retained earnings                               17,243             10,619
                                                   --------           --------
          Total stockholders' equity                 63,116             58,518
                                                   --------           --------

Commitments and contingencies

          Total liabilities and stockholders'
            equity                                 $180,188           $142,446
                                                   --------           --------
                                                   --------           --------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1997            1996
                                                        --------        -------
Cash flows from operating activities
   Net income                                           $  6,624        $ 2,665
   Adjustments to reconcile net income to net cash
             provided by operating activities
        Depreciation and amortization                      1,814            821
        Employee stock compensation                         -             1,099
        Deferred taxes and other                            (748)          -
(Increase)decrease in
   Accounts receivable                                     4,178         (1,375)
   Inventory                                               3,812          3,906
   Other assets                                           (2,135)          (394)
Increase (decrease) in
   Accounts payable - trade                               (4,067)          (864)
   Accrued expenses and other liabilities                   (524)           343
                                                        --------        -------
        Net cash provided by operating activities          8,954          6,201
                                                        --------        -------

Cash flows from investing activities
   Acquisition of property and equipment                  (1,504)          (254)
   Construction in progress                               (4,935)          (570)
   Acquisition of dealerships                            (41,620)          -
                                                        --------        -------
        Net cash used in investing activities            (48,059)          (824)
                                                        --------        -------

Cash flows from financing activities
   Change in floor plan notes payable                       (903)        (3,558)
   Due to affiliates                                      (7,121)        (1,208)
   Proceeds from borrowing on long-term debt              30,037           -
   Long-term debt repayments                            (17,702)         (1,309)
   Proceeds from common stock issuance                     -             45,818
                                                        --------        -------
        Net cash provided by financing activities         4,311          39,743
                                                        --------        -------

Increase (decrease) in cash and cash equivalents        (34,794)         45,120
Cash and cash equivalents at beginning of period         36,946           8,362
                                                        --------        -------

Cash and cash equivalents at end of period             $  2,152         $53,482
                                                        --------        -------
                                                        --------        -------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE 1.   UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s ("C-CAR" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying, unaudited, condensed consolidated financial statements have been subject to review by the Company's independent accountants, whose report is included herein.

NOTE 2.   INITIAL PUBLIC OFFERING

     In September 1996, the Company sold 3,675,000 shares of its common stock (the "Common Stock") in an initial public offering for $14.00 per share (the "Offering"). Net proceeds from the Offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.5 million.

NOTE 3.   NET INCOME PER COMMON SHARE

     Earnings per share data are not presented for the three or nine month periods ended September 30, 1996 because the historical capital structure prior to the Company's Offering is not comparable to the capital structure existing after the Offering.

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

     Pro-forma basic and diluted EPS as computed pursuant to FAS 128 would not have differed from the reported $0.19 and $0.48 per common share as presented on the face of the consolidated statement of operations, for the three and nine month periods ended September 30, 1997, respectively.

NOTE 4.   RELATED PARTY TRANSACTIONS

     In connection with its business travel, the Company from time to time makes use of an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill A. Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. Currently, the Company pays Plains Air, Inc. $13,050 per month plus a fee of approximately $488 per hour for use of the airplane. During the three and nine month periods ended September 30, 1997 the Company paid Plains Air, Inc. an aggregate of $130,000 and $399,000, respectively, for the use of the airplane, compared to $48,000 and $112,000 for the three and nine month periods ended September 30, 1996.

     In general, the Company is required to pay for all vehicles purchased from the automakers upon delivery of the vehicles to the Company. General Motors Acceptance Corporation ("GMAC"), Chrysler Financial Credit ("CFC") and Toyota Motor Credit Corporation ("TMCC") provide financing for all new vehicles and certain qualified used vehicles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with GMAC, CFC and TMCC, the Company may deposit funds with the financial institutions in an amount up to 75% of the amount of the floor plan financing. Such funds earn interest at the same rate charged by GMAC, CFC and TMCC to the Company for its flooring. From time to time, the control group and other affiliates have advanced funds to the Company primarily for the purpose of investing with GMAC, CFC and TMCC. The Company acts only as an intermediary in this process. As of July 1, 1997, the Company had withdrawn and repaid all control group and affiliate funds and interest earned. The amount of interest accrued pursuant to these arrangements during the nine month period ended September 30, 1997 approximated $193,000, compared to $85,000 and $276,000 for the three and nine month periods ended September 30, 1996.

     Gilliland Group Family Partnership ("GGFP") was the contracting agent for the construction of certain facilities for the Company during the nine month period ending September 30, 1997. Bill Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively, are General Partners of GGFP. The total cost of the facilities through September 30, 1997 approximated $585,000 including approximately $75,000 as payment to GGFP for architectural and construction management fees. No construction costs or related management fees were incurred during the three month period ending September 30, 1997.

     GGFP was also the lessor of certain properties to the Company during the nine month period ending September 30, 1997. The total lease payments approximated $21,000 and $53,000 for the three and nine month periods ending September 30, 1997, compared to $16,000 and $40,000 for the comparable periods ending September 30, 1996.

     Subsequent to the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc. (see Note 5), the seller, R. Douglas Spedding became Vice President-Regional Manager of the Company. In connection with the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc., the Company purchased two plots of land from R. Douglas Spedding in exchange for a total of $7.5 million in seller-financed notes. The plots of land will be used to relocate the Las Vegas, Nevada and Denver, Colorado dealerships to newly constructed facilities. In connection with interim financing on construction projects at the two new locations (see Note 8), the Company entered into an Interim Construction and Master Loan Agreement ("Loan Agreement") with R. Douglas Spedding. The Loan Agreement provides interim financing up to $7.4 million for use on construction of new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado.

NOTE 5.   ACQUISITIONS

     Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West"). Nissan West is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $13.7 million was funded with $11.1 million in cash, $9 million of which was financed with borrowings on the Company's Credit Facility (hereinafter defined), 125,983 shares of the Company's common stock valued at $15.875 per share, and $600,000 in seller financed notes, bearing a 6.45% rate of interest and payable on July 1, 2002. The Nissan West acquisition has been accounted for as a purchase and the operating results of Nissan West have been included in the accompanying consolidated statements of operations since July 1, 1997. The cost of the Nissan West acquisition, including acquisition costs, has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

     A summary of the preliminary purchase price allocation for Nissan West is presented below (in thousands):

               Net working capital                $   364
               Property and equipment                 476
               Goodwill and other intangibles      12,900
                                                  -------
                    Total                         $13,740
                                                  -------
                                                  -------

     Effective April 1, 1997, the Company acquired Toyota West Sales and Service, Inc. and Douglas Toyota, Inc. (collectively "Spedding Toyota"). Spedding Toyota is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $40.5 million was funded with $28.5 million in cash, $6 million of which was financed with bank debt maturing in 2000, 279,720 shares of the Company's common stock valued at $17.875 per share, and a prime rate based, seller financed note in the amount of $7 million which matures in 2002. These debt balances have subsequently been refinanced (See Note 7). In conjunction with the acquisition of Spedding Toyota, the Company purchased two plots of land from R. Douglas Spedding (see Note 4) in exchange for a total of $7.5 million in seller-financed notes. The principal amount, together with interest at the prime rate, matures October, 1998. The plots of land will be used to relocate both the Spedding dealerships to newly constructed facilities. The Spedding Toyota acquisition has been accounted for as a purchase and the operating results of Spedding Toyota have been included in the accompanying consolidated statements of operations since April 1, 1997. The cost of the Spedding Toyota acquisition, including acquisition costs, has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

     A summary of the purchase price allocation for Spedding Toyota is presented below (in thousands):

               Net working capital                $ 2,183
               Property and equipment               1,264
               Goodwill and other intangibles      37,100
                                                  -------
                    Total                         $40,547
                                                  -------
                                                  -------

     Effective October 1, 1996, the Company acquired Lynn Hickey Dodge ("Hickey"). Hickey is engaged in the retail sales of new and used automobiles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $20 million was financed with proceeds from the Company's initial public offering. The acquisition has been accounted for as a purchase, and the operating results of Hickey have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

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
                                                       -------
                                                       -------

     The unaudited consolidated statement of operations data is presented below on a pro forma basis as though the Company's 1996 reorganization and Offering, and the Hickey, Spedding Toyota and Nissan West acquisitions had all occurred as of the beginning of each period presented (in thousands, except per share data).
                                        NINE MONTHS ENDED SEPTEMBER 30,
                                               1997      1996
                                               ----      ----

     Pro forma revenue                       $436,272  $520,345
     Pro forma net income                       7,140     8,384
     Pro forma net income per share          $   0.51  $   0.59
     Pro forma weighted average shares         13,910    14,206

     The adjustments to arrive at pro forma revenue include the historic revenue of Hickey, Spedding Toyota, and Nissan West prior to the acquisition of each. Adjustments to net income to arrive at pro forma net income include estimated additional administrative expenses as a publicly owned company, additional amortization expense related to purchased goodwill and other intangibles, increased interest expense associated with the debt incurred in the purchase of Spedding Toyota and Nissan West, and the tax effects of these adjustments.

     The pro forma results of operations information is not necessarily indicative of the operating results that would have occurred had the reorganization, acquisitions and the Offering been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

NOTE 6.   DISPOSITION

     Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. ("Performance"), both in the Oklahoma City area, to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company), in exchange for 760,000 shares of the Company's stock valued at a total of $8.7 million based on the average closing share price on the four (4) days following June 16, 1997 (the date of execution of the definitive agreement).

During the quarter ended June 30, 1997, the Company recorded an estimated loss on the disposition of $347,000, which included estimated selling expenses. In conjunction with the sale, the Company repaid $4.3 million in long-term debt associated with the acquisition of these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Benji Investments, Ltd. The combined revenue and operating income (loss) from these dealerships for the three and nine month periods ended September 30, 1997 and 1996 are presented (in thousands) below:

                         THREE MONTHS ENDED       NINE MONTHS ENDED
                            SEPTEMBER 30             SEPTEMBER 30
                           1997      1996           1997     1996
                         ------------------       -----------------
Revenue                  $   -     $17,727        $37,312   $54,924

Operating income (loss)      -         (11)          (215)      959

NOTE 7.   REVOLVING CREDIT FACILITY

     Effective June 26, 1997, the Company entered into a three year $40 million revolving credit facility ("Credit Facility") with a certain bank, bearing variable interest rates based generally on the prime rate or the LIBOR rate plus certain premiums on each depending on the Company's average leverage ratio. The premium on the prime based rates ranges from 0.5% to
 .75% and the premium on the LIBOR based rates ranges from 1.25% to 2%. On August 7, 1997, the Company elected the LIBOR based rate which on September 30, 1997 was equal to 7.71875%. A commitment fee ranging from .25% to .50% (0.5% at September 30, 1997), depending on the Company's average leverage ratio is charged on the unused portion of the facility. As of September 30, 1997, the Company had drawn down $24 million, of which $13 million was used to refinance borrowings used in the acquisition of Toyota West, Inc. and Douglas Toyota, Inc., $9 million was used in the acquisition of Nissan West, and $2 million was used to reduce other debt. The principal balances may be repaid any time, but are due in full on June 26, 2000. The Credit Facility requires the Company to maintain certain financial ratios and limits the Company's capital expenditures for maintenance (excludes acquisitions and certain store relocations) to $3 million annually. The Company was in compliance with these requirements at September 30, 1997.

NOTE 8.   REAL ESTATE CONSTRUCTION AND RELATED FINANCING

     In connection with the new facilities for the Spedding Toyota stores as discussed in Note 4, the Company has entered into construction contracts with commitments for approximately $12.9 million. Construction costs to date have totaled approximately $4.9 million and the projects are expected to be completed in the second quarter of 1998. In order to finance a portion of the construction costs, the Company entered into a Loan Agreement with R. Douglas Spedding on September 30, 1997 (See Note 4). The Loan Agreement provides interim financing up to $7.4 million for use in the construction of the new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado. Interest accrues at the prime rate plus 1% payable monthly, and any outstanding balance is payable on October 31, 1998. As of September 30, 1997, no advances had been made under the Loan Agreement.

     During the three and nine months ended September 30, 1997, the Company capitalized approximately $178,000 and $398,000, respectively, in interest costs relating to the construction of such facilities, including interest associated with the related land costs.

NOTE 9.   CHAISSON ACQUISITION

     On October 20, 1997, the Company announced it had reached a definitive agreement to acquire 100% of the common stock of JRJ Investments, Inc. which owns Chaisson Motor Cars and Chaisson BMW, a multiple-franchise dealership group operating in Las Vegas and Henderson, Nevada, for cash, promissory notes and stock approximating $18.0 million. The transaction will be accounted for as a purchase, is subject to customary closing conditions, including appropriate approvals, and is expected to be completed by the end of the fourth quarter.

NOTE 10.  STOCK OPTIONS

     The Company modified the pay plans of certain officers and key employees for the three months ended September 30, 1997 resulting in a reduction in compensation expense of approximately $1.3 million. As part of the modified pay plans for the quarter, the Company granted to these officers and employees options to purchase 492,000 shares of the Company's common stock at an exercise price of $8.06 per share representing the market price of the shares on the date of grant. The options are fully vested and were granted under the Company's 1996 Stock Option Plan. The Company advanced to these officers and employees an aggregate of approximately $1.1 million which is to be repaid to the Company by no later than February 1999.

     Also during the three months ended September 30, 1997, the Company granted to certain directors, employees, and officers 339,000 options to purchase the Company's common shares at an exercise price of $8.06 per share. Approximately 200,000 of these options vest immediately and the remaining balance vests over 4 years.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Cross-Continent Auto Retailers, Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of September 30, 1997, and the condensed consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996.
These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet information of the Company as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




PRICE WATERHOUSE, LLP


Fort Worth, Texas
October 20, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cross-Continent Auto Retailers, Inc. ("C-CAR" or the "Company") currently owns and operates a group of franchised automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. The financial condition and results of operations reported herein are based solely upon the results of the eight dealerships owned by C-CAR at September 30, 1997; however, year-to-date and the comparable periods last year also include Performance Dodge, Inc. and Performance Nissan, Inc. which were sold effective July 1, 1997. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sales of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

     In October 1996, the Company acquired Lynn Hickey Dodge in Oklahoma City, Oklahoma (See Note 5). In April 1997, the Company completed the acquisition of Toyota West Sales & Service, Inc., located in Las Vegas, Nevada, and Douglas Toyota, Inc. located just outside Denver, Colorado, from owner R. Douglas Spedding (See Note 5). In July 1997, the Company acquired Nissan West in Las Vegas, Nevada (See Note 5). Hickey, Spedding Toyota and Nissan West are herein collectively referred to as the "Acquisitions". All of the aforementioned Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, as a result of the aforementioned Acquisitions, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

     The Company completed the divestiture of Performance Nissan, Inc. and Performance Dodge, Inc. in Oklahoma City to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., a former officer and director of the Company (See Note 6). The divestiture was effective July 1, 1997.

     In October, 1997, the Company announced the proposed acquisition of 100% of the stock of JRJ Investments, Inc., which owns Chaisson Motor Cars and Chaisson BMW located in Las Vegas and Henderson, Nevada, for $18.0 million, payable in cash, promissory notes and stock. The transaction will be accounted for as a purchase, is subject to customary closing conditions, including appropriate manufacturer approvals, and is expected to be completed by the end of the fourth quarter (See Note 9).

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, local, regional and national economic conditions, changes in consumer demand for products offered by the Company, auto manufacturer employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, availability of additional funding for acquisitions in the future, and other risks indicated in the Company's previous filings with the Commission. The

Company cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                         CONSOLIDATED MARGIN STATISTICS
                               SEPTEMBER 30, 1997


                             QTR ENDED           QTR ENDED             YTD                  YTD
                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                         ------------------  ------------------  ------------------  ------------------
                                          (IN THOUSANDS, EXCEPT UNITS AND PERCENTAGES)
New Vehicle Sales
     Units                       2,891              1,514                7,393               4,644
     Revenue                  $ 65,260            $32,610             $163,550            $ 98,752
     Average Selling Price    $   22.6            $  21.5             $   22.1            $   21.3

Used Vehicle Sales
     Units                       3,552              1,781               10,128               5,022
     Revenue                  $ 42,257            $24,433             $120,702            $ 66,497
     Average Selling Price    $   11.9            $  13.7             $   11.9            $   13.2

Wholesale Used Vehicle Sales
     Units                       2,139              1,739                6,503               5,229
     Revenue                  $ 10,561            $ 9,944             $ 30,791            $ 27,639
     Average Selling Price    $    4.9            $   5.7             $    4.7            $    5.3

Total Vehicle Sales
     Units                       8,582              5,034               24,024              14,895
     Revenue                  $118,078            $66,987             $315,043            $192,888

Other Operating Revenue
     Finance and Insurance    $  5,231            $ 3,334             $ 13,975            $  7,675
     Parts and Service          10,242              6,121               26,879              16,577
     Other Revenue               1,233                140                3,296                 684
                              --------            -------             --------            --------
     Total Other
        Operating Revenue       16,706              9,595               44,150              24,936
                              --------            -------             --------            --------

Total Revenue                 $134,784            $76,582             $359,193            $217,824
                              --------            -------             --------            --------
                              --------            -------             --------            --------

Gross Profit
     New Vehicles             $  6,523            $ 3,143             $ 17,288            $ 10,638
     Used Vehicles               6,309              2,790               16,669               8,461
     Wholesale Used Vehicles      (427)               124               (1,294)               (415)
     Finance and Insurance       4,772              2,918               12,592               5,779
     Parts and Service           5,313              2,939               13,886               8,228
     Other Revenue               1,233                140                3,296                 684
                              --------            -------             --------            --------

Total Gross Profit            $ 23,723            $12,054             $ 62,437            $ 33,375
                              --------            -------             --------            --------
                              --------            -------             --------            --------

Gross Profit Percentages
     New Vehicles                 10.0%               9.6%                10.6%               10.8%
     Used Vehicles                14.9%              11.4%                13.8%               12.7%
     Wholesale Used Vehicles      (4.0%)              1.2%                (4.2%)              (1.5%)
     Finance and Insurance        91.2%              87.5%                90.1%               75.3%
     Parts and Service            51.9%              48.0%                51.7%               49.6%
     Other Revenue               100.0%             100.0%               100.0%              100.0%
                              --------            -------             --------            --------

Total Gross Profit Margin         17.6%              15.7%                17.4%               15.3%
                              --------            -------             --------            --------
                              --------            -------             --------            --------

The accompanying notes are an integral part of these financial statements.

                         CROSS-CONTINENT AUTO RETAILERS, INC.

                           (1) SAME STORE MARGIN STATISTICS
                                  SEPTEMBER 30, 1997




                               Qtr Ended         Qtr Ended               YTD                 YTD
                         September 30, 1997  September 30, 1996  September 30, 1997  September 30, 1996
                         ------------------  ------------------  ------------------  ------------------
                                             (IN THOUSANDS, EXCEPT UNITS AND PERCENTAGES)
New Vehicle Sales
     Units                        1,172               1,130              3,154              3,278
     Revenue                   $ 27,287            $ 25,196           $ 72,445           $ 73,305
     Average Selling Price     $   23.3            $   22.3           $   23.0           $   22.4

Used Vehicle Sales
     Units                        1,205               1,302              3,527              3,656
     Revenue                   $ 16,256            $ 18,822           $ 47,232           $ 50,475
     Average Selling Price     $   13.5            $   14.5           $   13.4           $   13.8

Wholesale Used Vehicle Sales
     Units                        1,219               1,347              3,550              3,970
     Revenue                   $  7,392            $  8,062           $ 20,343           $ 22,308
     Average Selling Price     $    6.1            $    6.0           $    5.7           $    5.6

Total Vehicle Sales
     Units                        3,596               3,779             10,231             10,904
     Revenue                   $ 50,935            $ 52,080           $140,020           $146,088

Other Operating Revenue
     Finance and Insurance     $  2,227            $  2,532           $  6,361           $  5,508
     Parts and Service            4,479               4,126             11,654             10,924
     Other Revenue                  242                 118                918                380
                               --------            --------           ---------          --------
     Total Other
        Operating Revenue         6,948               6,776             18,933             16,812
                               --------            --------           ---------          --------
Total Revenue                  $ 57,883            $ 58,856           $158,953           $162,900
                               --------            --------           ---------          --------
                               --------            --------           ---------          --------
Gross Profit
     New Vehicles              $  2,538            $  2,611           $  7,790           $  7,834
     Used Vehicles                1,981               2,251              5,982              6,476
     Wholesale Used Vehicles       (188)                 80               (428)              (328)
     Finance and Insurance        1,892               2,195              5,448              4,161
     Parts and Service            2,202               2,084              5,951              5,721
     Other Revenue                  242                 118                918                380
                               --------            --------           ---------          --------
Total Gross Profit             $  8,667            $  9,339           $ 25,661           $ 24,244
                               --------            --------           ---------          --------
                               --------            --------           ---------          --------

Gross Profit Percentages
     New Vehicles                  9.3%               10.4%              10.8%              10.7%
     Used Vehicles                12.2%               12.0%              12.7%              12.8%
     Wholesale Used Vehicles      (2.5%)               1.0%              (2.1%)             (1.5%)
     Finance and Insurance        85.0%               86.7%              85.6%              75.5%
     Parts and Service            49.2%               50.5%              51.1%              52.4%
     Other Revenue               100.0%              100.0%             100.0%             100.0%
                               --------            --------           ---------          --------

Total Gross Profit Margin         15.0%               15.9%              16.1%              14.9%
                               --------            --------           ---------          --------
                               --------            --------           ---------          --------

(1) "SAME STORE" INFORMATION RELATES TO THE DEALERSHIPS FOR WHICH THEIR RESULTS OF OPERATIONS ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SAME PERIODS OF 1997 AND 1996.


The accompanying notes are an integral part of these financial statements.

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue increased 76.0% to $134.8 million for the quarter ended September 30, 1997 compared to $76.6 million for the quarter ended September 30, 1996.

     New vehicle sales revenue increased approximately 100.1% to $65.3 million for the third quarter of 1997, compared to $32.6 million in the third quarter of 1996. Acquisitions accounted for $38.0 million of the increase, which was partially off-set by the absence of revenue from the two Performance dealerships which were sold in July, 1997 but included in the comparable period last year. Same store sales increased 8.3% or $2.1 million. New unit sales increased 1,377 units in the quarter to 2,891 units, compared to 1,514 in the third quarter of 1996. The Acquisitions accounted for 1,719 units of the increase, which was partially off-set by the absence of unit sales from the Performance dealerships. Comparable store new vehicle sales increased 42 units. The average selling price of a new vehicle was $22,574, a 4.8% increase.

     Gross margins on new vehicle sales were 10.0%, an increase of .4 percentage point over last year. Acquisitions added approximately $4.0 million in gross profit and the Acquisitions have historically had higher margins on new vehicle sales.

     Used vehicle retail sales revenue increased approximately 73.0% in the third quarter of 1997 to $42.3 million, compared to $24.4 million in the third quarter of 1996. Acquisitions added approximately $26.0 million, which was partially off-set by the exclusion of the Performance dealerships. Same store sales decreased approximately 13.6% or $2.6 million. The same store decrease in used retail sales was attributable to lower used retail unit sales largely because of manufacturer incentives at the end of the model year increased the attraction of new vehicles relative to used vehicles, and to lower average selling prices. Same store retail used unit sales decreased 7.5% to 1,205 for the quarter and average selling prices decreased 6.7% per unit to $13,491.

     Overall, the average used car selling prices decreased by 13.3% to $11,897. Acquisitions have historically had a lower used car average selling price, when combined with the Company's same store used vehicle sales, resulted in an overall lower average selling price.

     Used vehicle retail gross profit margin was 14.9%, compared to 11.4% in the third quarter of 1996. The increase was primarily attributable to the higher gross margins at the Acquisitions, which added approximately $4.3 million in gross profit and the Acquisitions have historically had higher margins on used vehicle sales. The increase from Acquisitions was partially off-set by the exclusion of the Performance dealerships and a reduction of $270,000 in same store gross profit.

     The Company's other operating revenue increased 74.1% to $16.7 million for the quarter compared to $9.6 million in the comparable period last year, primarily because of increased finance and insurance revenue and parts and service revenue.

     Finance and insurance revenue increased 56.9% to $5.2 million for the quarter. Acquisitions added $3.0 million, which was partially off-set by the exclusion of the Performance dealerships and a reduction in same store sales of $305,000. The decrease in same store sales was attributable to the decrease in used retail vehicles sold during the quarter.

     Gross profit margin on finance and insurance was 91.2% which represents an increase of 3.7 percentage points over last year. Acquisitions account for the majority of the increase, which was partially off-set by the exclusion of the Performance dealerships and a reduction of $304,000 in same store gross profit.

     Parts and service revenue increased 67.3% to $10.2 million, largely because of the inclusion of the Acquisitions which added approximately $5.8 million.
The Acquisitions increase was off-set by the exclusion of the Performance dealerships. Same store sales increased by $353,000 or 8.5% over the same period last year.

     Gross profit margin on parts and service revenue was 51.9% which represents an increase of 3.9 percentage points over last year. Acquisitions added approximately $3.1 million in gross profit which was partially off-set by the divestiture of the Performance dealerships.

     The increase in other revenue is primarily attributable to miscellaneous fee income recorded by the Acquisitions. Fees, which are collected on vehicle sales, are usually governed by state regulatory agencies. The Acquisitions are located in states which permit higher fees compared to the Company's same store dealerships. The Company expects this component of other operating revenue to increase as the Company acquires additional dealerships.

     Total Company gross profit increased 96.8% for the quarter to $23.7 million, compared to $12.1 million for 1996. Acquisitions accounted for $15.1 million of the increase, which was off-set by the exclusion of the Performance dealerships and a decrease in same store gross profit of $672,000, or 7.2%. The decrease in same store gross profit was primarily attributable to a reduction in used retail unit sales, increased losses on wholesale used unit sales and a reduction in finance and insurance gross profit, which was partially off-set by an increase in gross profit from parts and service and other operating revenue.

     Total Company gross profit as a percentage of sales was 17.6% for the quarter compared to 15.7% for the third quarter of 1996. The increase in gross profit as a percentage of sales is primarily attributable to higher gross margins on other operating revenue (including finance and insurance, and parts and service) and higher used vehicle margins from the Acquisitions, partially off-set by decreased gross margin on same store sales which was primarily attributable to a decline in new vehicle margins, wholesale used vehicle margins and finance and insurance margins.

     The Company anticipates a reduction in overall gross profit as a percentage of revenue for the remainder of 1997. The Company believes margins may decline if the trend of lower demand for vehicles continues.

Also, lower vehicle sales would directly affect finance and insurance revenue, which is one of the Company's highest gross margin revenue item.

     Additionally, the amount of revenue recognized related to the in-house warranties sold in prior periods, which was deferred and amortized over the contractual service period of the warranty contracts, will decline each quarter and will eventually cease at the expiration of the warranty periods. As a result, gross margin will be negatively impacted during future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses were $16.8 million, or 12.5% of the Company's revenues, for the quarter ended September 30, 1997, compared to $8.3 million, or 10.9% of total revenues, for the quarter ended September 30, 1996. The increase was primarily attributable to the Acquisitions which accounted for $11.1 million of the increase. The Acquisitions have historically had a higher percentage of expense to revenue ratio attributable to higher commission expenses in comparison to same store dealerships.

     The Company also incurred increased expenses related to higher corporate expenses associated with public company administration and the assimilation of Acquisitions. The increase was partially off-set by a decrease in staff at one of the Company's recently acquired dealerships and the elimination of certain non-essential contracts and leases. In addition, officers' pay plans were modified for the quarter resulting in a reduction of compensation expense of approximately $495,000. Employee pay plans were also modified resulting in an additional reduction of expenses for the quarter of $828,000. Options to purchase 492,000 shares of the Company's common stock were issued to these officers and employees during the quarter at an exercise price of $8.06 per share which approximated the market price at the date of grant. These options are fully vested (See Note 10).

     The Company expects that it may lose expense leverage during the next two quarters because the fourth and first quarters are seasonally slower selling quarters. Additionally, as the Company continues to acquire additional dealerships, the Company's assimilation expenses are expected to continue to rise.

INTEREST EXPENSE

     The Company's interest expense, net of interest income, increased approximately 124.3% to $2.0 million for the quarter ended September 30, 1997 compared to $871,000 for the quarter ended September 30, 1996.

     Net interest expense is expected to increase throughout 1997 and into 1998 as the Company uses debt to acquire additional dealerships. Additionally, interest expense on floorplan debt will increase as the Company acquires additional dealerships.

INCOME TAXES

     The Company's effective tax rate for the quarter ended September 30, 1997 approximated 37.4%. The tax rate for the same quarter of 1996 was 37.0%. Management expects the effective tax rate in 1997 to approximate 37.4% to 38.0%.

RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue increased approximately 64.9% to $359.2 million for the period ended September 30, 1997, compared with total revenue of $217.8 million last year.

     New vehicle sales revenue increased approximately 65.6% to $163.6 million, compared with $98.8 million in 1996. The increase in new vehicle sales for the period was primarily attributable to Acquisitions which added $77.1 million. This increase was partially off-set by the absence of revenue from the two Performance dealerships which were sold in July, 1997. Same store sales decreased by $860,000 over the comparable period a year ago, largely because of weak market conditions in the Company's Amarillo trade area.

     New unit sales increased 2,749 units for the nine month period to 7,393 units compared to 4,644 units for the same nine month period in 1996. Acquisitions accounted for 3,483 units of the increase and was partially off-set by the absence of units from the two Performance dealerships which were sold in July, 1997, and a 124 unit decrease in same store new unit sales. The Company attributes the lower demand for new vehicles to trends consistent within the automotive retail industry. The average selling price of a new vehicle was $22,122, a 4.0% increase.

     New vehicle gross margins were 10.6%, a decrease of .20 percentage points, largely attributable to lower margins at the Performance dealerships. Acquisitions added approximately $8.0 million in gross profit and have historically had higher margins.

     Used vehicle retail sales revenue increased approximately 81.5% to $120.7 million, compared to $66.5 million in 1996. Acquisitions accounted for $59.2 million of the increase in used vehicle retail sales. Used vehicle retail sales revenue from Acquisitions was partially off-set by the exclusion of the Performance dealerships in the third quarter of 1997. Same store sales decreased $3.2 million or 6.4%, largely because same store unit sales decreased 129 units. Consistent with trends in the quarter, lower average selling prices at the Acquisitions reduced the retail used vehicle average selling price to $11,918, compared to $13,241 last year. For the remainder of 1997 the Company will continue to place an increased emphasis on used vehicle retail sales because of customer buying patterns and the higher gross margins associated with used vehicle sales.

     Gross margins on used retail sales were 13.8%, an increase of 1.1 percentage points in comparison with last year. The increase was primarily attributable to the higher gross margins at the Acquisitions. The Acquisitions added approximately $9.5 million in gross profit and have historically had higher margins. The increase from Acquisitions was partially off-set by the exclusion of the Performance dealerships during the third quarter and a reduction of $494,000 in same store gross profit.

     For the nine months ended September 30, 1997 other operating revenue increased 77.1% to $44.2 million, compared to $24.9 million during the comparable period last year, primarily because of increased finance and insurance revenue and parts and service revenue.

     Finance and insurance revenue increased 82.1% to $14.0 million, largely attributable to the Acquisitions. Acquisitions added $6.2 million and same store sales increased approximately $853,000, which were partially off-set by the exclusion of the Performance dealerships. The same store sales increase can be largely attributed to third party extended warranty sales; the commissions from the sale of third party warranties are recognized immediately into income as opposed to in-house warranty revenue which is amortized ratably into income over the life of the contracts. The Company commenced the sale of third party warranties in 1996.

     Gross profit margin on finance and insurance was 90.1% which represents an increase of 14.8 percentage points over last year. The Acquisitions accounted for a majority of the increase. Same store gross profit margin increased by
10.1 percentage points, largely attributable to third party extended warranty sales.

     Parts and service revenue increased 62.1% to $26.9 million, largely because of the Acquisitions, which added approximately $11.3 million. The same store parts and service sales increased by $730,000 over the same period last year.

     Gross profit margin on parts and service revenue was 51.7% which represents an increase of 2.1 percentage points over the comparable period last year. Acquisitions added approximately $6.3 million in gross profit, which was partially off-set by the divestiture of the Performance dealerships in July, 1997. The increase in margin was largely attributable to lower wholesale parts sales, which typically generate lower gross profit margins.

     The increase in other revenue was primarily attributable to miscellaneous fee income recorded at the Acquisitions. Fees, which are collected on vehicle sales, are usually governed by state regulatory agencies. The Acquisitions are located in states which permit higher fees compared to the Company's same store dealerships. The Company also experienced an increase in same store sales of $538,000. The Company expects this component of other operating revenue to increase as the Company acquires additional dealerships.

     Total Company gross profit increased 87.1% to $62.4 million for the nine month period of 1997, compared to $33.4 million for the 1996 period. The Acquisitions accounted for $31.3 million of the increase, partially off-set by the exclusion of the Performance dealerships in the third quarter of 1997. Same store gross profit increased by $1.4 million, which was primarily attributable to increased gross profit on finance and insurance revenue, parts and service revenue, and other revenue.

     Total Company gross profit as a percentage of sales was 17.4% for the period, compared to 15.3% for the comparable period in 1996. The increase in gross profit as a percentage of sales was primarily attributable to higher margins on other operating revenue (including parts and service, and finance and insurance) and stronger used vehicle margins from the Acquisitions. The increase added by the Acquisitions was partially off-set by the effect of the Performance dealerships which were sold in July of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the nine months ended September 30, 1997 were $45.4 million, or 12.6% of the Company's revenues, compared to $24.0 million, or 11.0% of the Company's revenues, for the nine months ended September 30, 1996. The Acquisitions accounted for $22.9 million of the increase in expenses for the nine month period. The Acquisitions have historically had a higher expense to revenue ratio attributable to higher commission expense in comparison to same store dealerships. Expenses as a percentage of revenue increased for the nine month period largely because of higher dealership assimilation and corporate overhead costs. The Company expects that it may lose expense leverage during the next two quarters because the fourth and first quarters are seasonally slower quarters.

INTEREST EXPENSE

     Net interest expense for the nine months ended September 30, 1997 increased 56.8% to $4.1 million compared to $2.6 million for the nine months ended September 30, 1996. The Acquisitions accounted for approximately $1.5 million of the increase in interest expense. The increase is primarily attributable to an increase in borrowings to finance the Acquisitions and increased floorplan financing. This increase is partially off-set by interest income earned on proceeds from the Offering. For the nine months ended September 30, 1997 this income approximated $595,000.

     Net interest expense is expected to increase throughout 1997 and into 1998 as the Company uses debt to acquire additional dealerships. Additionally, interest expense on floorplan debt will increase as the Company acquires additional dealerships.

INCOME TAXES

     The Company's effective income tax rate for the nine months ended September 30, 1997 approximated 38.6% as compared to 45.1% for the comparable period of 1996. The decrease in the effective rates relates to certain non-deductible expenses incurred during the first nine months of 1996. The effective tax rate for the period ended September 30, 1997 was 37.4%. Management expects the effective tax rate in 1997 to approximate 37.4% to 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under the Credit Facility and other credit agreements. Floor plan financing from GMAC currently represents the primary source of financing for vehicle inventories.

     During the first nine months of 1997, the Company generated net cash of $9.0 million from operating activities, compared to $6.2 million generated for the nine months ended September 30, 1996. The increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable and inventory and an increase in net income which was partially off-set by a decrease in accounts payable and an increase in other assets. The increase in other assets relates to debt financing costs and advances made to certain officers and employees.

     Cash used in investing activities totaled $48.1 million during the first nine months of 1997. Expenditures relating to the purchase of Spedding Toyota and Nissan West totaled approximately $41.6 million. The Company spent $4.9 million as of September 30, 1997, and expects to spend an additional $8.0 million (a total of $20.4 million, including $7.5 million in land financed by seller and construction costs), to construct two new dealership facilities in order to relocate Toyota West and Douglas Toyota. Funds will be provided by cash on hand and interim financing provided by a $7.4 million note from a certain officer of the Company dated September 30, 1997 (See Note 8). The Company plans to convert interim financing to permanent financing when construction is completed in the second quarter of 1998. The Company currently anticipates that any future acquisitions will be financed with a combination of debt, stock and cash.

     Cash generated from financing activities totaled $4.3 million for the nine months ended September 30, 1997. The increase was mainly attributable to a $24.0 million advance under the Credit Facility for debt repayment and the Nissan West acquisition which was partially off-set by the repayment of long-term debt in conjunction with the sale of the Performance dealerships, a decrease in floor plan debt related to decreased inventory levels and a decrease in due to affiliates.

     The Company currently finances its purchases of new vehicle inventory with GMAC, CFC and TMCC. The Company also maintains lines of credit with GMAC, CFC and TMCC for the financing of used vehicles. GMAC, CFC and TMCC receive a security interest in all inventory they finance. The Company makes monthly interest payments on the amounts financed by GMAC, CFC and TMCC. The Company must repay the principal amount of indebtedness with respect to any vehicle generally within two to three days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing with GMAC, CFC and TMCC, including the interest rate. As of September 30, 1997, the Company had outstanding floor plan debt of $53.1 million and paid an average annual interest rate of 8.8%.

     The Company plans to use the Credit Facility to finance the major portion of any future acquisitions (See Note 7). The Company is negotiating to increase the Credit Facility by an additional $35 million, which will bring the total Credit Facility to $75 million and, is subject to syndication on a best-efforts basis by the agent bank; however, no assurance can be given as to whether the line will be increased or whether the agent bank will be able to syndicate future loan requests. At September 30, 1997 the Company had $16 million available under this credit agreement. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments.

     The Company believes that its existing capital resources, including cash on hand, cash from operations, and funds available under the Credit

Facility will be sufficient to run the Company's operations in the ordinary course and fund its debt service requirements. To the extent the Company pursues additional acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits.

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

               (2)  A Form 8-K/A No. 1 was filed on June 24, 1997 completing
                    Item 7 Financial Statements and Pro Forma Financial Information.

               (3) A Form 8-K was filed on July 15, 1997 reporting the purchase of all the outstanding stock of Sahara Nissan, Inc., a Nevada corporation.

               (4)  A Form 8-K/A No. 1 was filed on August 13, 1997 completing
                    Item 7 Financial Statements and Pro Forma Financial Information.

               (5) A Form 8-K was filed on September 2, 1997 reporting the sale of all the outstanding capital stock of Performance Dodge, Inc., an Oklahoma corporation, and Performance Nissan, Inc., an Oklahoma corporation.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CROSS-CONTINENT AUTO RETAILERS, INC.



DATE: November 12, 1997                By: /s/ JAMES F. PURSER
                                          -----------------------------------
                                           James F. Purser,
                                           Chief Financial Officer



DATE: November 12, 1997                By: /s/ CHARLES D. WINTON
                                          -----------------------------------
                                           Charles D. Winton,
                                           Vice President and
                                           Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------     ---------------------------------------------------

2.1 Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)
2.5 Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8 Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.9 Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan. (9)
2.10 Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request). (11)
2.11 Stock Purchase Agreement dated as of October 8, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
2.12 Amendment to Stock Purchase Agreement dated as of October 14, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc.

3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (4)
3.3       Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
          (4)
4.1       Specimen Common Stock Certificate (4)
4.2 Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (4)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (5)
4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding
          (3)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996
          (1)(6)
10.3 Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (4)
10.4 Dollar Volume Contract dated April 1, 1997, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.6 Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore A. Braly as Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
10.7 Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and Cross-Country Auto Retailers, Inc.(now named Cross-Continent Auto Retailers, Inc.) (1)
10.9      Corporation and Shareholders' Agreement of Xaris Management Co. (1)
10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)
10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000 (2)
10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000 (fully repaid)(2)
10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74
          (2)
10.11.2 Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (2)
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (2)
10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and

          Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)
10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7, 1996, between General Motors Acceptance Corporation and Plains Chevrolet, Inc. (2)(7)
10.13.2 Promissory Note dated June 7, 1996, by Plains Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000
          (2)(8)
10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc.
          (2)
10.14(*) Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (2)
10.15(*) Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore
10.16(*) Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.17(*)  Employment Agreement dated as of April 1, 1997, by and between Douglas
          J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18 Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (fully repaid)(3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (fully repaid)(3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.20.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.21.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.22 Release and Indemnification Agreement dated as of April 10, 1997, between Cross-Continent Auto Retailers, Inc. And R. Douglas Spedding
          (3)
10.23 Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $360,000.00. (9)
10.24 Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Dale M. Edwards Revocable Family Trust, in the principal amount of $240,000.00. (9)

10.25 Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $275,000.00.(9)
10.26 Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Dale M. Edwards Revocable Family Trust, in the principal amount of $125,000.00. (9)
10.27 Documents, dated as of June 26, 1997, relating to line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent. (9)
10.27.1 Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas Commerce Bank National Association. (9)
10.27.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association.
          (9)
10.27.3 Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and Texas Commerce Bank National Association. (9)
10.28 Dealer Sales and Service Agreement dated July 1, 1997, between the Nissan Division of Nissan Motor Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto Retailers, Inc., and Bill A. Gilliland. (9)
10.29 Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers, Inc. and The Jack Biegger Revocable Living Trust. (9)
10.30 Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett M. Rice, Jr.(11)
10.32 Documents, dated as of August 7, 1997, relating to the line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent.
10.32.1 First Amendment to Revolving Credit Agreement among Cross-Continent Auto Retailers, Inc.; its subsidiaries; Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi, Ltd., Houston Agency; and U. S. Bank.
10.32.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association in the principal amount of $22,500,000
10.32.3 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Amarillo National Bank in the principal amount of $7,500,000
10.32.4 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Bank of Tokyo-Mitsubishi, Ltd., Houston Agency, in the principal amount of $5,000,000
10.32.5 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of U. S. Bank in the principal amount of $5,000,000
10.33 Lease Agreement dated August 15, 1997 between Cross-Continent Auto Retailers, Inc. and Performance Dodge, Inc.(12)
10.34 Joinder Agreement dated July 1, 1997 between Sahara Nissan, Inc. and Texas Commerce Bank National Association.

10.35 Documents dated as of September 30, 1997 relating to the loan agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request).
10.35.1 Master Construction and Master Loan Agreement among Toyota West Sales and Service, Inc., Douglas Toyota, Inc., Sahara Imports, Inc., and Cross-Continent Auto Retailers, Inc. as Borrowers, and R. Douglas Spedding as Lender.
10.35.2 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,400,000.
10.35.3 Deed of Trust among Cross-Continent Auto Retailers, Inc. as Borrower, the Public Trustee of Adams County, Colorado, as Trustee, and R. Douglas Spedding as Lender.
10.35.4 Deed of Trust and Assignment of Rents among Cross-Continent Auto Retailers, Inc. as Grantor, Old Republic Title Company of Nevada as Trustee, and R. Douglas Spedding as Beneficiary.
10.35.5 Security Agreement between Cross-Continent Auto Retailers, Inc., Douglas Toyota, Inc. and Toyota West Sales and Service, Inc. as Debtors and R. Douglas Spedding as Lender.
10.35.6   Guaranty by Bill A. Gilliland in favor of R. Douglas Spedding.
10.36 Documents dated August 22, 1997 relating to loans by General Motors Acceptance Corporation to Cross-Continent Auto Retailers, Inc. and certain subsidiaries.
10.36.1 Cross Default and Cross Collateralization Agreement among General Motors Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., Westgate Chevrolet, Inc., Sahara Nissan, Inc., and Cross-Continent Auto Retailers, Inc.
10.36.2 Guaranty Agreement between Cross-Continent Auto Retailers, Inc. and General Motors Acceptance Corporation.
10.37 Assumption Agreement dated August 22, 1997 between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. relating to Performance Dodge, Inc.(omitting exhibit thereto, which will be furnished supplementally to the Commission upon request)
10.38 Amendment to Office Lease dated October 1, 1997, between Gilliland Group Family Partnership and Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.)
10.39 Amendment No. 1 to Nissan Dealer Term Sales and Service Agreement dated October 13, 1997, between the Nissan Division of Nissan Motor Corporation U.S.A. and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan
27.1      Financial Data Table

-------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(6) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(7) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., and Quality Nissan, Inc.
(8) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Westgate Chevrolet, Inc., and Quality Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)
(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 15, 1997, incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1997, incorporated herein by reference.
(*) Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.