Form 10-K
period 1997-12-31
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1998-03-30
CIK 1016919

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER 333-06585
                            ------------------------

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

       Registrant's telephone number, including area code: (806) 374-8653

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
               Common Stock, $0.01 Par Value                                   New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on March 25, 1998 was $33,478,000.

    Number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 1998.

                           CLASS                                                 SHARES OUTSTANDING
-----------------------------------------------------------  -----------------------------------------------------------
                      $.01 Par Value                                                 13,573,908

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders on May 12, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Cross-Continent Auto Retailers, Inc. was incorporated in the State of Delaware in May 1996, and in June 1996 acquired all of the capital stock of eight companies under common ownership (the "Reorganization"). Unless the context otherwise requires, as used herein the terms "Company" and "Cross-Continent" mean Cross-Continent Auto Retailers, Inc., its subsidiaries and its predecessors.

    The Company is a leading operator and acquirer of retail automotive dealerships. The Company currently operates four dealerships in Texas, four in Nevada, one in Colorado and one in Oklahoma. Through these dealerships the Company offers a total of ten brands, at eleven retail locations. The Company generates its revenue from the sale of new and used vehicles, fees for repair and maintenance services, the sale of replacement parts, fees and commissions from arranging financing and credit insurance in connection with vehicle sales, and the sale of extended warranties on vehicles.

    The Company's founder and Chief Executive Officer, Bill Gilliland, has managed automobile dealerships since 1966 and acquired the Company's first dealership, Quality Nissan, Inc. in Amarillo, Texas in 1982. Growth continued in the Amarillo area by acquiring three Chevrolet dealerships, two of which have been in continuous operation (under various owners) since the 1920s. Since the Company's September 1996 initial public offering, Cross-Continent has acquired six dealerships and is actively pursuing additional acquisitions with two currently pending.

    The Company is currently the only Chevrolet and Nissan dealer in the Amarillo, Texas market and the only BMW, Land Rover, Volkswagen and Audi dealer in the Las Vegas, Nevada market.

    The Company owns the following dealerships:

                     DEALERSHIP NAME                                   MARKET               YEAR ACQUIRED
---------------------------------------------------------  ------------------------------  ---------------
Plains Chevrolet (3)                                       Amarillo, Texas                      1991
Midway Chevrolet (3)                                       Amarillo, Texas                      1988
Westgate Chevrolet (3)                                     Amarillo, Texas                      1991
Quality Nissan (3)                                         Amarillo, Texas                      1982
Lynn Hickey Dodge                                          Oklahoma City, Oklahoma              1996
Denver Toyota (1)                                          Denver, Colorado                     1997
Toyota West                                                Las Vegas, Nevada                    1997
Nissan West                                                Las Vegas, Nevada                    1997
Chaisson Motor Cars (2)                                    Las Vegas, Nevada                    1998
Chaisson BMW                                               Henderson, Nevada                    1998

------------------------

(1) Name changed from Douglas Toyota in March 1998

(2) Multi-line dealer selling BMW, Land Rover, Volkswagen, Audi, Bentley and Rolls-Royce

(3) Acquired pursuant to the Reorganization

ACQUISITIONS AND DIVESTITURES

    The Company intends to expand its business by acquiring additional dealerships and seeks to improve their profitability through implementation of the Company's business strategies. Based on trends affecting automobile dealerships, the Company also believes that an increasing number of acquisition opportunities will become available to the Company.

    The Company intends to focus its expansion primarily on markets that have fewer dealerships relative to the size of the population than the national average. The Company believes that the most attractive markets for acquisitions currently exist, but are not limited to, selected cities in the Western and Southern regions of the United States. As part of its strategy to acquire a significant market share in any targeted market, the Company intends to focus its efforts on dealer groups that own multiple lines in a single city, as well as on large, single dealerships possessing significant market share.

    Other criteria for evaluating potential acquisitions will include the dealership or dealer group's profitability, the quality of its management team, its local reputation with customers, and its location along a principal thoroughfare. The Company plans to evaluate acquisition candidates on a case-by-case basis, and there can be no assurance that future acquisitions by the Company will have all or any of these characteristics or that the Company will make additional acquisitions.

    Upon completion of each acquisition, the Company plans to implement its sales methods and philosophy, computer-supported management system and profit-based compensation plans in an effort to enhance the acquired dealership's overall profitability. Cross-Continent intends to focus initially on any under-performing departments within the acquired entity that the Company believes may yield the most rapid marginal improvements in operating results. The Company anticipates that it will take two to three years to integrate an acquired dealership into the Company's operations and realize the full benefit of the Company's strategies and systems. There can be no assurance, however, that the profitability of any acquired dealership will equal that achieved to date by the Company's existing dealerships. During the early part of the integration period the operating results of an acquired dealership may decrease from results prior to the acquisition as the Company implements its strategies and systems.

    In 1997 the Company made the decision to divest the Performance Nissan and Performance Dodge dealerships in Oklahoma City, Oklahoma. Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. (collectively "Performance"), to Benji Investments, Ltd., a Texas limited partnership controlled by Mr. Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company). The Company received 760,000 shares of the Company's stock valued at a total of $8.7 million. During the quarter ended June 30, 1997, the Company recorded a loss on the disposition of $347,000, including selling expenses. In connection with the sale, the Company repaid $4.3 million in long-term debt associated with these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Benji Investments, Ltd. The term of the lease is fifteen years with annual rental of approximately $253,000. Upon completion of the transaction, Mr. Emmett M. Rice Jr. resigned his positions as Chief Operating Officer and Director of the Company.

    The Company continues to monitor the business and market conditions in Oklahoma City, Oklahoma and the financial prospects for its remaining dealership in this market. The Company may decide, in 1998, to remain in the Oklahoma City, Oklahoma market, expand its presence in this market or exit the market altogether.

    Effective April 1, 1997, the Company acquired Toyota West Sales and Service, Inc. in Las Vegas, Nevada and Douglas Toyota, Inc. in Denver, Colorado (collectively "Spedding Toyota"). Spedding Toyota is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $40.7 million was funded with $28.7 million in cash, $6 million of which was financed with bank debt, 279,720 shares of the Company's common stock valued at approximately $5.0 million, and a seller financed note in the amount of $7 million which matures in 2002. The seller note was repaid in the second fiscal quarter of 1997. In connection with the acquisition of Spedding Toyota, the Company purchased two tracts of land from R. Douglas Spedding, now an Officer of the Company, in exchange for a total of $7.5 million in seller-financed notes. The land will be used to relocate both the Spedding dealerships to newly constructed facilities. The Spedding Toyota acquisition was accounted for as a purchase and the operating results of Spedding Toyota have been included in the accompanying consolidated statements of operations since April 1, 1997.

    Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West") in Las Vegas, Nevada. Nissan West is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $14.3 million was funded with $11.3 million in cash, $9 million of which was financed, 125,983 shares of the Company's common stock valued at approximately $2.0 million, and $1.0 million in seller financed notes. The Nissan West acquisition was accounted for as a purchase and the operating results of Nissan West have been included in the accompanying consolidated statements of operations since July 1, 1997.

    Effective January 1, 1998 the Company completed its previously announced acquisition of JRJ Investments, Inc. ("JRJ Investments") which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.2 million. The cash portion, $13.4 million, was funded under the Company's credit line and from available working capital. The December 31, 1997 Balance Sheet included an earnest money deposit of approximately $4.0 million. The Company also issued a note for $2.8 million payable to the seller bearing interest at 8%. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999.

    As a result of the Company's business strategy, including the acquisition of new dealerships, the Company's revenues have increased from approximately $165.4 million in 1993 to approximately $472.1 million in 1997. Unaudited pro forma sales for 1997 were approximately $605.8 million, giving a full year effect to the acquisition of Spedding Toyota, Nissan West and JRJ Investments. In 1997, the Company's actual gross profit percentage was 17.2%, compared to the industry average of 12.8% according to the National Automobile Dealers Association ("N.A.D.A.").

    The table below sets forth a reconciliation of the Company's actual 1997 revenue to the Company's 1997 unaudited revenue on a pro forma basis (in thousands):

                                                                    ACTUAL    ADJUSTMENT(1)   PRO FORMA
                                                                  ----------  -------------  -----------
Dealership operations owned for the full year of 1997...........  $  275,770   $   --         $ 275,770
Spedding Toyota.................................................     132,949        50,200      183,149
Nissan West.....................................................      26,087        27,160       53,247
JRJ Investments.................................................      --            93,609       93,609
Performance Dodge and Nissan....................................      37,312       (37,312)      --
                                                                  ----------  -------------  -----------
                                                                  $  472,118   $   133,657    $ 605,775
                                                                  ----------  -------------  -----------
                                                                  ----------  -------------  -----------

------------------------

(1) The Adjustments for Spedding Toyota, Nissan West and JRJ Investments represent 1997 revenue from January 1, 1997 to the effective date of their respective acquisition by the Company. The adjustment for Performance Dodge and Nissan represent their actual revenue recorded by the Company from January 1, 1997 to the date of disposition.

    The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $5.5 million consisting of approximately $4.0 million cash, $1.4 million in seller financed notes and $100,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit line. In January 1998 the Company advanced approximately $1.7 million towards the closing of this transaction. The Company expects to complete the transaction by the end of the second fiscal quarter of 1998.

    The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit line. The Company expects to complete this transaction by the end of the second fiscal quarter of 1998.

DEALERSHIP OPERATIONS

    The Company owns ten dealerships which operate eleven retail locations. Each of the Company's dealerships has a general manager who oversees all of the operations of that dealership. In addition, each dealership's new vehicle, parts and service, and finance and insurance ("F&I") departments have managers who supervise the employees in their departments and report to that dealership's general manager. All general managers report to the Company's senior management on a daily basis. The Company's senior management tracks the daily sales, inventory turnover and other operating conditions at each dealership.

    NEW VEHICLE SALES. The Company sells ten domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks. The Company believes that its new vehicle sales mix is influenced by regional preferences as well as the Company's inventory management policies. In 1997, the Company sold 9,722 new vehicles generating revenues of $217.2 million, which constituted 46.0% of the Company's total revenues. The Company generated gross profit percentage for new vehicle sales of 10.5% in 1997, as compared to the industry average for 1997 of 6.4%, according to N.A.D.A.

                                                                       COMPANY'S NEW VEHICLE SALES
                                                         --------------------------------------------------------
                                                          1997(1)     1996(1)     1995(1)      1994       1993
                                                         ----------  ----------  ----------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Unit sales.............................................       9,722       6,408       5,547      4,468      4,978
Sales revenue..........................................  $  217,206  $  137,712  $  114,494  $  90,804  $  91,012
Gross profit percentage................................        10.5%       10.8%       12.1%      12.5%      11.8%

------------------------

(1) Figures shown reflect actual new vehicle sales activity and do not include the full year effect of the acquisitions completed in 1997 and 1996 and the divestiture in 1997.

    The table below sets forth the Company's 1997 actual new vehicle sales and 1997 pro forma new vehicle unaudited sales by manufacturers (dollars in thousands).

                                                             ACTUAL                                    PROFORMA(1)
                                          --------------------------------------------  ------------------------------------------
                                             UNITS         %          $          %        UNITS        %          $          %
                                             -----     ---------  ---------  ---------  ---------  ---------  ---------  ---------
General Motors (Chevrolet)..............       3,704       38.1%  $  87,419      40.3%      3,704      30.1%  $  87,419      28.7%
Toyota..................................       3,112        32.0     71,780       33.0      4,293       34.8     99,508       32.7
Nissan..................................       1,257        12.9     23,741       10.9      1,677       13.6     32,777       10.8
Chrysler (Dodge)........................       1,649        17.0     34,266       15.8      1,197        9.7     25,271        8.3
BMW.....................................           0         0.0          0        0.0        742        6.0     33,516       11.0
All Other...............................           0         0.0          0        0.0        716        5.8     26,046        8.5
                                               -----   ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               9,722      100.0%  $ 217,206     100.0%     12,329     100.0%  $ 304,537     100.0%
                                               -----   ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               -----   ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes dealerships owned by the Company for the entire year of 1997 plus the results of Spedding Toyota, Nissan West and JRJ Investments from January 1, 1997 to the effective date of their respective acquisitions by the Company, less the results of Performance Dodge and Performance Nissan, recorded by the Company from January 1, 1997 to the date of disposition.

    USED VEHICLE SALES. In 1997, the Company's used vehicle sales generated revenues of $196.5 million, which constituted 41.6% of the Company's total revenue. The Company's retail used vehicle and truck sales have grown from 4,532 units in 1993 to 13,120 units in 1997. The Company attributes this growth to acquisitions and, in part, to attractive product availability. The quality and selection of used vehicles available in the industry have improved in the last several years primarily due to an increase in the number of popular vehicles coming off short term leases. In addition, increases in new vehicle prices have prompted a growing segment of the vehicle-buying population to purchase used vehicles and trucks. The Company also sells used vehicles through its wholly owned subsidiary, Working Man's Credit Plan, Inc. ("Working Man's Credit"). Working Man's Credit sells primarily older used vehicles and finances those purchases for customers who, due to their low income levels or past credit problems, may not be able to obtain credit for the vehicles more typically sold by the Company's dealerships. Working Man's Credit sales accounted for less than 1% of the Company's total sales in each of 1996 and 1997.

    The Company sells used vehicles to retail customers and, particularly in the case of used vehicles held in inventory more than 60 days, to other dealers and to wholesalers. As the table below reflects, sales to other dealers and wholesalers are frequently at or below cost and therefore affect the Company's overall gross profit percentage on used vehicle sales. Excluding inter-dealer and wholesale transactions, the Company's gross profit percentage on retail used vehicle sales was 13.6% in 1997, as compared to the industry average for 1997 of 10.8% according to N.A.D.A.

    The following table sets forth all used vehicle sales transactions of the Company from 1993 through 1997.

                                                                       COMPANY'S USED VEHICLE SALES
                                                          -------------------------------------------------------
                                                           1997(1)     1996(1)     1995(1)     1994       1993
                                                          ----------  ----------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Retail unit sales.......................................      13,120       8,145      6,170      4,816      4,532
Retail sales revenue....................................  $  156,611  $  104,842  $  75,677  $  50,019  $  44,655
Retail gross profit percentage..........................       13.6%       12.3%      13.7%      15.7%      16.5%
Wholesale unit sales....................................       8,274       7,423      5,372      5,201      4,983
Wholesale sales revenue.................................      39,858  $   41,423  $  22,813  $  22,897  $  14,538
Wholesale gross profit percentage.......................      (5.0)%      (1.8)%     (3.4)%     (6.0)%     (8.2)%
Total unit sales........................................      21,394      15,568     11,542     10,017      9,515
Total sales revenue.....................................  $  196,469  $  146,265  $  98,490  $  72,916  $  59,193
Total gross profit percentage...........................        9.8%        8.3%       9.8%       8.9%      10.4%

------------------------

(1) Figures shown reflect actual used vehicle sales activity and do not include the full year effect of the acquisitions completed in 1997, 1996 and 1995 or the divestiture in 1997.

    PARTS AND SERVICE. The Company provides parts and service primarily for the vehicle makes sold by its dealerships but also services other makes of vehicles. In 1997, the Company's parts and service operations generated $36.3 million in revenues, or 7.7% of total revenues. In 1997, the Company's parts and service operation generated gross profit percentage of 51.7%, including the sale of parts at wholesale to independent repair shops, compared to an industry average of 43.2% according to N.A.D.A.

    The Company attributes its profitability in parts and service to its comprehensive management system, including the use of a variable rate pricing structure, the adoption of a team concept in servicing vehicles and the cultivation of strong customer relationships through an emphasis on preventive maintenance. Also, critical to the profitability of the Company's parts and service business is the efficient management of parts inventory.

    In charging for its mechanics' labor, the Company uses a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly varied based on market conditions for different parts. The Company believes that variable rate pricing helps the Company to achieve overall profit margins in parts and service higher than to those of certain competitors who rely on fixed labor rates and percentage markups.

    The Company also believes that the profitability of its parts and service business is significantly enhanced by its use of teams in servicing vehicles. Each vehicle that is brought into one of the Company's dealerships for service typically is assigned to a team of service professionals, ranging from master technicians with multiple skills to less experienced apprentices. The experienced technicians perform more complicated repairs, while apprentices assist technicians, track down needed parts and perform basic repairs and maintenance, such as oil changes. Each team is responsible for servicing multiple vehicles each day, depending upon the complexity of the services required. When possible, the team performs multiple service functions simultaneously and, as a result, enhances productivity and completes repairs more quickly. The Company believes this team system increases the productivity of its service personnel and results in reduced training costs and higher quality repairs.

    The Company also makes extensive efforts to notify owners of vehicles purchased at the dealerships when their vehicles are due for periodic service, thereby encouraging preventive maintenance rather than repairing vehicles only after breakdowns. The Company regards its parts and service activities as an integral part of its overall approach to customer service, providing an opportunity to strengthen relationships with the Company's customers and deepen customer loyalty.

    FINANCE AND INSURANCE (F&I). The Company arranges financing for its customers' vehicle purchases, sells vehicle warranties and arranges selected types of credit insurance in connection with the financing of vehicle sales. The Company places heavy emphasis on F&I and trains its general and sales managers in F&I. This emphasis resulted in the Company's arranging financing for 76.1% of its new vehicle unit sales and 69.9% of its used vehicle unit sales in 1997, as compared to 42% and 51%, respectively, for the average U.S. dealership (1996 data). The Company receives a finance fee from the lender for arranging the financing and is typically assessed a chargeback against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. As a result, it is important that the Company arrange financing for a customer that is competitive and affordable.

    At the time of a new vehicle sale, the Company offers extended warranties to supplement the warranties offered by auto makers. Additionally, the Company sells primary warranties for used vehicles. Until July 1996, the Company sold its own warranties and is recognizing the associated revenue over the life of these warranty contracts. The Company sells warranties of third parties, recognizes the associated commission income immediately and is typically assessed a chargeback against a portion of the warranty fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. In 1997, the Company sold warranties on 47.5% and 55.0%, respectively, of its new and used vehicle unit sales. The Company believes these penetration rates exceed the industry averages.

    The Company sells credit life insurance policies to customers, which policies provide for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The Company also sells accident and health insurance policies, which provide payment of the monthly loan obligations during any period in which the obligor is disabled. These policies are underwritten by a third party, which pays the Company a commission upon the sale of a policy and a bonus based on whether payments are made under the policy. In 1997, the Company sold such insurance on 21.3% and 16.5%, respectively, of the new and used vehicle unit sales for which it arranged financing.

SALES AND MARKETING

    To promote customer satisfaction and enhance profitability, the Company seeks to "match" its customers' economic situation to appropriate vehicles. The Company assesses (i) the customer's equity position in the vehicle being traded in (I.E., the value of the vehicle relative to the amount still owed on the vehicle), (ii) the ability and willingness of the customer to make a down payment, (iii) the customer's credit profile and (iv) the cost of the desired vehicle and the likely insurance premium the customer will be required to pay. The Company believes that its "counseling" approach during the sales process increases the likelihood that a customer will be satisfied with the vehicle purchase over a longer time period.

    The Company's marketing and advertising activities vary among its dealerships and among its markets. Generally, the Company advertises primarily through newspapers, radio or television to reach the Company's targeted customer base. Under arrangements with the auto makers, the Company receives a subsidy for its advertising expenses incurred in connection with that auto maker's vehicles. The Company expects to realize cost savings on its advertising expenses as it acquires multiple dealerships in particular markets, due to volume discounts and other concessions from media.

    The Company is marketing and advertising over the Internet. The Company's Hickey Dodge, Westgate Chevrolet and Chaisson Motor Cars dealerships currently have a series of Internet web pages which have been designed to promote and advertise the dealership's products and services. The Company plans to develop Internet web pages for each of its dealerships, and will eventually market vehicles over the Internet.

VEHICLE AND PARTS SUPPLIERS

    The Company depends primarily on the manufacturers represented by its various dealerships for supply of new vehicles and replacement parts. As the Company acquires dealerships representing other manufacturers, the Company also will depend on those manufacturers for vehicles and parts. The majority of the Company's dealerships' used vehicle inventory is derived from trade-ins, with the remainder being obtained by purchases at auctions and from other dealers and wholesalers.

    The Company enters into agreements, ("Agreement{s}"), with the manufacturers that supply new vehicles and parts to each of its dealerships. Management currently believes that it will be able to renew each and all of the Agreements upon expiration; however, there can be no assurance that each and all of the Agreements will be renewed.

    The Agreements generally limit locations of dealerships and retain manufacturer approval rights over changes in dealership management and ownership. Each manufacturer is also entitled to terminate the Agreement for a dealership if the dealership is in material breach of the terms. The Agreement with Dodge stipulates that the Company could lose its Dodge dealership upon any change in ownership of a controlling number of shares in the Company. Under the June 1996 supplemental Agreements with Chevrolet, Chevrolet has the right, under certain circumstances, to terminate the Agreements with the Company upon the acquisition by any person or entity of 20% or more of the Common Stock outstanding. In addition, the Company has agreed to comply with the General Motors (GM) Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 GM dealerships by the year 2000, primarily through dealership buybacks and approval by GM of inter-dealership acquisitions, and encourages dealers to align GM divisions' brands as may be requested by GM. The June 1996 supplemental Agreements require that the Company bring any GM dealership acquired after the initial public offering into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance will result in termination of the Agreements and a buyback of the related dealership assets by GM. The Company believes that this aspect of the June 1996 supplemental Agreements does not present a significant risk to its business or future operating results. Under the Company's Agreements with Nissan, Nissan has the right to terminate the Agreements with the Company if, without Nissan's prior approval, Mr. Gilliland's ownership of common stock decreases below 20% of the total number of shares of common stock issued and outstanding or Mr. Gilliland ceases to be the Chief Executive Officer of the Company. Under the Agreements with Toyota, Toyota has the right to terminate the Agreements with the Company if acceptable customer satisfaction is not maintained. Toyota also limits the number of Toyota dealerships the Company may acquire within a nine month period to one and the number of Toyota dealerships that the Company may own to nine.

    The Company's ability to expand operations depends, in part, on obtaining the consent of manufacturers to the acquisition or establishment of additional dealerships.

    The Company's total sales of new vehicles may be adversely affected by a manufacturer inability or unwillingness to furnish one or more dealerships with an adequate supply of models popular in the Company's markets. A dealership that lacks sufficient inventory to satisfy demand for a particular model may purchase additional vehicles from other franchised dealers throughout the United States, although such sales frequently are at prices higher than those charged by the manufacturer.

COMPETITION

    The retail automotive industry in which the Company operates is highly competitive. The Company competes with both dealers offering the same product line as the Company and dealers offering other auto makers' vehicles. The Company also competes with local dealerships, large multi-franchise auto dealerships, dealership groups, auto brokers and leasing and rental companies. Some of the Company's larger competitors have greater financial resources and are more widely known than the Company. The Company may also face increased competition from certain automobile "superstores," such as CarMax, AutoNation USA and Driver's Mart Woldwide, Inc. Such "superstores" have emerged recently in various areas of the United States and are beginning to expand nationally. The Company currently competes with AutoNation USA in the Denver, Colorado and the Las Vegas, Nevada markets, and the Company expects other such "superstores" to expand their operations into these markets, other markets in which the Company currently operates, or new markets the Company may enter. The Company also competes with other automobile retailers that sell vehicles through non-traditional methods, such as the Internet.

    The Company believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by auto makers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. The Company believes that its dealerships are competitive in all of these areas.

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

    In arranging or providing financing for its customers' vehicle purchases, the Company competes with a broad range of financial institutions. The Company believes that the principal competitive factors in offering financing are convenience, interest rates and contract terms. The Company believes that its dealerships are competitive in these areas.

    In addition to being affected by national competitive trends, the Company's success depends, in part, on regional auto-buying trends, local and regional economic factors and other regional competitive pressures. Currently, the Company sells its vehicles in the Amarillo, Texas; Oklahoma City, Oklahoma; Denver, Colorado; and Las Vegas, Nevada markets. Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets the Company may enter, could adversely affect the Company, although the retail automobile industry as a whole might not be affected.

    The Company believes that its acquisition strategies will result in broader geographic diversification and a broader diversification of manufacturer brands which could lessen the risks associated with local and regional economic factors and other competitive pressures.

REGULATION

    The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, have jurisdiction over the operation of the Company's dealerships, repair shops, body shops and other operations, with respect to matters such as consumer protection, workers' safety and laws regarding clean air and water.

    The relationship between a franchised automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. Federal laws, as well as certain state laws, prohibit a manufacturer from terminating or failing to renew a franchise without good cause. Manufacturers are also prohibited from preventing or attempting to prevent any reasonable changes in the capital structure or the manner in which a dealership is financed. Manufacturers are, however, entitled to object to a sale or change of management where such an objection is materially related to the character, financial ability or business experience of the proposed transferee.

    Automobile dealers and manufacturers are also subject to various federal and state laws established to protect consumers, including so-called "Lemon Laws" which require a manufacturer or the dealer to replace a new vehicle or accept its return in exchange for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information. In addition, the financing and insurance activities of the Company are subject to certain statutes governing credit reporting, debt collection, and insurance industry regulation.

    The imported automobiles purchased by the Company are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.

    As with automobile dealerships generally, and parts, service and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. The Company believes that it does not have any material environmental liabilities and that continued compliance with environmental laws, ordinances and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

EMPLOYEES

    As of February 28, 1998 the Company employed 1,148 people, of whom approximately 167 were employed in managerial positions, 420 were employed in non-managerial sales positions, 197 were employed in non-managerial parts and service positions and 364 were employed in administrative support positions. None of the Company's employees are represented by a labor union.

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

    The Company believes that its relationship with its employees is good. Because of its dependence on the auto makers, however, the Company may be affected by labor strikes, work slowdowns and walkouts at the auto makers' manufacturing facilities. The Company has a policy of requiring prospective employees to undergo tests for illegal substances prior to being hired and of requiring employees to consent to drug tests at the Company's discretion during their employment with the Company.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located at 1201 South Taylor Street, Amarillo, Texas 79101, and its telephone number is (806) 374-8653. The Company leases its principal corporate offices from the Gilliland Group Family Partnership for a lease term ending 2001.

    At December 31, 1997, the Company owned four dealership properties in the Amarillo, Texas vicinity; one dealership property in Denver, Colorado; and, one dealership property in Las Vegas, Nevada. The Company leases certain other dealership properties in Oklahoma City, Oklahoma, Denver, Colorado, and Las Vegas, Nevada.

    On December 31, 1997, the Company entered into a contract with a third party to sell all of its dealership real property in Amarillo, Texas and dealership real properties under construction in Denver, Colorado and Las Vegas, Nevada. The Company agreed to a sale price of $35.3 million. In connection with the sale, the Company exercised its option to purchase certain real property under lease used by its Quality Nissan dealership in Amarillo, Texas for $400,000 and included the property in the sale. The Company will leaseback all the property for a term of ten years with two ten year renewal options. The initial annual lease rate for all the property is approximately $3.9 million triple net with annual escalation not to exceed 2.5% per year beginning the fourth year of the initial lease term. The Company will use the proceeds to retire approximately $5.5 million in existing mortgages, $7.5 million in existing land purchase notes and $4.8 million in construction notes. The remainder of the proceeds will be used to complete the construction of the property in Las Vegas, Nevada and Denver, Colorado and general corporate purposes including the reduction of other debt, acquisitions and working capital needs. A gain of approximately $3.6 million on the transaction will be deferred and amortized into income as a reduction of lease costs over the lease term. Part of the transaction was completed on February 24, 1998 with the Company receiving $13.2 million sale proceeds for its Amarillo, Texas property and paid off existing mortgages of approximately $5.5 million. The balance of the transaction for the two properties in Las Vegas, Nevada and Denver, Colorado is expected to be completed by the end of April, 1998 after all construction is completed.

    Under the terms of its dealer agreements with the various automobile manufacturers, the Company must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships.

    The Company owns the Performance Dodge property in Oklahoma City, Oklahoma and leases it to Benji Investments, Ltd., under a fifteen year lease with annual rents of approximately $253,000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has only one class of Common Stock and it is traded on the New York Stock Exchange under the trading symbol "XC".

    The high and low closing sales prices per share for the Common Stock on the New York Stock Exchange for the period from September 24, 1996 to September 30, 1996 was $23.00 and $19.875, respectively. The high and low closing prices per share for the Common Stock for the fourth quarter of 1996 was $27.125 and $18.50, respectively. The high and low closing prices of the Company's Common Stock per share for 1997 are set forth below.

                            1997
                     -------------------
                       HIGH       LOW
                     ---------  --------
Quarter ended
  March 31,......... $ 23 1/2   $ 14 3/4
  June 30,..........   17 7/8      9 5/8
  September 30,.....   13 7/16     8
  December 31,......   13          8

    Effective April 1, 1997, the Company acquired Toyota West Sales and Service, Inc. in Las Vegas, Nevada and Douglas Toyota, Inc. in Denver, Colorado (collectively "Spedding Toyota") from R. Douglas Spedding, the sole shareholder. Spedding Toyota is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $40.7 million was funded with $28.7 million in cash, $6 million of which was financed with bank debt, 279,720 shares of the Company's common stock valued at approximately $5.0 million, and a seller financed note in the amount of $7 million which matures in 2002. The transaction was accounted for as a purchase.

    Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West") in Las Vegas, Nevada from Jack Biegger and Dale M. Edwards, shareholders. Nissan West is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $14.3 million was funded with $11.3 million in cash, $9 million of which was financed with bank debt, 125,983 shares of the Company's common stock valued at approximately $2.0 million, and $1.0 million in seller financed notes. The Nissan West acquisition was accounted for as a purchase.

    Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. ("Performance"), to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company). The Company received 760,000 shares of the Company's stock valued at a total of $8.7 million. In connection with the sale, the Company repaid $4.3 million in long-term debt associated with these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Performance Dodge. The term of the lease is fifteen years with annual rental of approximately $253,000. Upon completion of the transaction, Mr. Emmett M. Rice, Jr. resigned his positions as Chief Operating Officer and Director of the Company.

    Effective January 1, 1998 the Company completed its previously announced acquisition of JRJ Investments, Inc., which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.2 million. The cash portion, $13.4 million, was funded with bank debt and from available working capital. The December 31, 1997 Balance Sheet included a deposit of approximately $4.0 million toward closing the transaction. The

Company also issued a note for $2.8 million payable to the seller. The note may be repaid in full at anytime without premium or penalty. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999.

    At March 18, 1998 there were 62 holders of record of the Common Stock. The Company has never paid dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

    All of the issuances of securities described above were exempt from registration pursuant to Regulation D promulgated under the securities act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated statement of operations and balance sheet data for the 1997, 1996, 1995, 1994, and 1993 fiscal years were derived from the Company's audited consolidated financial statements. This selected consolidated financial data should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                        1997(1)     1996(2)     1995(3)       1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
COMBINED STATEMENT OF OPERATIONS DATA
Revenues
  Vehicle sales......................................  $  413,675  $  283,977  $  212,984  $  163,721  $  150,205
  Other operating revenue............................      58,443      37,606      23,210      18,047      15,159
                                                       ----------  ----------  ----------  ----------  ----------
  Total revenues.....................................     472,118     321,583     236,194     181,768     165,364
Cost of sales........................................     390,856     271,650     198,702     153,446     139,626
                                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................................      81,262      49,933      37,492      28,322      25,738
Selling, general and administrative..................      61,512      36,490      25,630      18,522      17,194
Depreciation and amortization........................       2,658       1,207         951         934         992
Management fees (4)..................................      --          --           4,318       3,183       2,536
Employee stock compensation (5)......................      --           1,099      --          --
Loss from sale of dealerships........................         347      --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................      16,745      11,137       6,593       5,683       5,016
Interest expense, net................................      (5,819)     (3,193)     (3,088)     (1,950)     (1,848)
                                                       ----------  ----------  ----------  ----------  ----------
Income before income taxes...........................      10,926       7,944       3,505       3,733       3,168
Income tax expense...................................       4,213       3,362       1,310       1,351       1,173
                                                       ----------  ----------  ----------  ----------  ----------
Net income...........................................  $    6,713  $    4,582  $    2,195  $    2,382  $    1,995
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic and diluted net income per share...............  $      .49  $      .42  $      .22  $      .24  $      .20
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
COMBINED BALANCE SHEET DATA:
Working capital......................................  $    3,088  $   33,781  $      536  $       50  $      135
Total assets.........................................     197,273     142,446      83,407      47,579      43,513
Long-term debt.......................................      44,263      10,568      11,859       7,150       7,887
Total liabilities....................................     134,011      83,928      76,306      42,538      40,774
Stockholders' equity.................................      63,262      58,518       7,101       5,041       2,739

------------------------

(1) The results for the year ended December 31, 1997 include the results of operations of Douglas Toyota and Toyota West from the date of the acquisitions, April 1, 1997; and the results of operations of Nissan West from its date of acquisition, July 1, 1997 and, the results of Performance from January 1, 1997 through the date of disposition.

(2) The results for the year ended December 31, 1996 include the results of operations of Hickey Dodge from the date of acquisition, October 1, 1996.

(3) The results for the year ended December 31, 1995 include the results of Performance Nissan, Inc. from the date of acquisition, February 2, 1995, and the results of Performance Dodge, Inc. from the date of acquisition, December 4, 1995.

(4) As of January 1, 1996, the Company no longer pays management fees to GGFP. See Note 18 to the Consolidated Financial Statements.

(5) Represents a non-cash expense relating to employee stock compensation that the Company recognized in the second quarter of 1996 in connection with a stock purchase by a Company executive. This non-cash expense represents the difference, as of April 1, 1996, between the Company's estimate of the fair value of the Common Stock issued to the executive and the cash consideration paid of $250,000. See Note 14 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Cross-Continent currently owns and operates a group of automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. The financial condition and results of operations reported herein are based solely upon the results of the dealerships owned by the Company for the time periods reported. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sale of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

    In October 1996, the Company acquired Lynn Hickey Dodge ("Hickey"). In April 1997, the Company completed the purchase of Spedding Toyota, from owner R. Douglas Spedding. In July 1997, the Company acquired Nissan West (see Note 3 for information regarding each of these acquisitions). Hickey, Spedding Toyota and Nissan West are herein collectively referred to as the "Acquisitions". Each of the aforementioned Acquisitions was accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, as a result of the aforementioned Acquisitions, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

    The Company completed the sale of Performance Nissan, Inc. and Performance Dodge, Inc. to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., a former Officer and Director of the Company (see Note
3), effective July 1, 1997 (the "Divestiture").

    In January, 1998, the Company acquired 100% of the stock of JRJ Investments, Inc. The transaction will be accounted for as a purchase (see Note 20). The Company also has two acquisitions pending and is currently operating those dealerships under management agreements (see Note 16).

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, local, regional and national economic conditions, changes in consumer demand for products offered by the Company, manufacturer employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, availability of additional funding for acquisitions in the future, and other risks identified in the Company's previous filings with the Commission. The Company cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                               MARGIN STATISTICS
                                  DECEMBER 31,

                                                                 CONSOLIDATED         SAME STORE COMPARISONS (1)
                                                          --------------------------  --------------------------
                                                              1997          1996          1997          1996
                                                          ------------  ------------  ------------  ------------
                                                                (THOUSANDS, EXCEPT UNITS AND PERCENTAGES)
New vehicle sales
  Units.................................................       9,722         6,408         4,296         4,668
  Revenue...............................................  $  217,206    $  137,712    $   99,442    $  105,215
  Average selling price.................................  $     22.3    $     21.5    $     23.1    $     22.5
Used vehicle sales (2)
  Units.................................................      21,394        15,568         9,776        11,549
  Revenue...............................................  $  196,469    $  146,265    $   94,068    $  111,479
  Average selling price.................................  $      9.2    $      9.4    $      9.6    $      9.7
Total vehicle sales
  Units.................................................      31,116        21,976        14,072        16,217
  Revenue...............................................  $  413,675    $  283,977    $  193,510    $  216,694
Other operating revenue
  Finance and insurance.................................  $   17,787    $   12,520    $    8,198    $    9,120
  Parts and service.....................................      36,348        23,808        17,135        16,083
  Other revenue.........................................       4,308         1,278         1,235           817
                                                          ------------  ------------  ------------  ------------
    Total other Operating revenue.......................      58,443        37,606        26,568        26,020
                                                          ------------  ------------  ------------  ------------
Total revenue...........................................  $  472,118    $  321,583    $  220,078    $  242,714
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
Gross profit
  New vehicles..........................................  $   22,818    $   14,856    $   10,595    $   11,544
  Used vehicles (2).....................................      19,269        12,140         7,013         9,398
  Finance and insurance.................................      16,082         9,975         7,046         7,443
  Parts and service.....................................      18,785        11,684         8,510         8,397
  Other revenue.........................................       4,308         1,278         1,235           817
                                                          ------------  ------------  ------------  ------------
Total gross profit......................................  $   81,262    $   49,933    $   34,399    $   37,599
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
Gross profit percent
  New vehicles..........................................        10.5%         10.8%         10.7%         11.0%
  Used vehicles (2).....................................         9.8%          8.3%          7.5%          8.4%
  Finance and insurance.................................        90.4%         79.7%         85.9%         81.6%
  Parts and service.....................................        51.7%         49.1%         49.7%         52.2%
  Other revenue.........................................       100.0%        100.0%        100.0%        100.0%
                                                          ------------  ------------  ------------  ------------
Total gross profit percent..............................        17.2%         15.5%         15.6%         15.5%
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------

------------------------

(1) "Same Store" information relates to the dealerships for which their results of operations are included in the Consolidated Statements of Operations for the same periods of 1997 and 1996.

(2) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

RESULTS OF OPERATIONS
  1997 VERSUS 1996

REVENUES AND GROSS PROFIT

NEW VEHICLES--

                                                            CONSOLIDATED              SAME STORE COMPARISONS
                                                   ------------------------------  -----------------------------
                                                        1997            1996           1997            1996
                                                   --------------  --------------  -------------  --------------
Unit sales.......................................           9,722           6,408          4,296           4,668
Average price per unit...........................  $       22,342  $       21,491  $      23,148  $       22,540
New vehicle revenue..............................  $  217,206,000  $  137,712,000  $  99,442,000  $  105,215,000
New vehicle gross profit.........................  $   22,818,000  $   14,856,000  $  10,595,000  $   11,544,000
Gross profit percentage..........................           10.5%           10.8%          10.7%           11.0%

    Same store unit sales (which are defined as the results of the Company's Amarillo, Texas market for the year of 1997 and 1996 plus the fourth fiscal quarter of 1997 and 1996 for the Oklahoma City, Oklahoma market, exclusive of Performance) decreased 372 units, or 8.0%. Unit sales in Oklahoma City, Oklahoma declined 115 units, or 33.7%, in 1997 compared to 1996. Management believes the decline in unit sales for same store comparisons is attributed to a decrease in demand for new vehicles which is consistent with regional and national trends in 1997, a less desirable new vehicle inventory at the Company's Dodge dealership in Oklahoma City due to a manufacturer's labor strike earlier in 1997, elimination of low margin fleet sales in the Oklahoma City, Oklahoma market and a higher than expected dealership management turnover. Same store average selling prices per unit increased $608, or 2.7%, due to model mix and manufacturer cost increases passed on in the sales price of new vehicles. The results of these factors from 1996 to 1997 were an approximate $5.8 million decrease in same store revenue from new vehicle sales, of which approximately $2.4 million is attributed to the Oklahoma City, Oklahoma market. The Acquisitions added approximately $103.7 million in new vehicle revenue and 4,670 new units sales with an average price of $22,213.

    Same store gross profit on new vehicle sales decreased approximately $949,000, or 8.2%, from 1996 to 1997. This decline is primarily attributable to the decrease in new vehicle sales and to a lesser extent a decline in new vehicle gross profit percentage, both as a result of the factors discussed above. The Acquisitions added approximately $10.7 million in gross profit with a gross profit percentage of 10.3%. The table below sets forth a reconciliation of new vehicle revenue, units and gross profit from 1996 to 1997 accounting for the variance in same store results, the Acquisitions and excluding Performance:

                                                                              UNITS       REVENUES     GROSS PROFIT
                                                                            ---------  --------------  -------------
Year ended December 31, 1996..............................................      6,408  $  137,712,000  $  14,856,000
Same store variance.......................................................       (372)     (5,773,000)      (949,000)
Acquisitions..............................................................      4,670     103,737,000     10,697,000
Effects of the Divestiture................................................       (984)    (18,470,000)    (1,786,000)
                                                                            ---------  --------------  -------------
Year ended December 31, 1997..............................................      9,722  $  217,206,000  $  22,818,000
                                                                            ---------  --------------  -------------
                                                                            ---------  --------------  -------------

USED VEHICLES--

                                                            CONSOLIDATED              SAME STORE COMPARISONS
                                                   ------------------------------  -----------------------------
                                                        1997            1996           1997            1996
                                                   --------------  --------------  -------------  --------------
Unit sales.......................................          21,394          15,568          9,776          11,549
Average price per unit...........................  $        9,183  $        9,395  $       9,622  $        9,653
Used vehicle revenue.............................  $  196,469,000  $  146,265,000  $  94,068,000  $  111,479,000
Used vehicle gross profit........................  $   19,269,000  $   12,140,000  $   7,013,000  $    9,398,000
Gross profit percentage..........................            9.8%            8.3%           7.5%            8.4%

    Same store unit sales decreased 1,773 units or 15.4%, for both retail and wholesale. Unit sales in Oklahoma City, Oklahoma declined by 925 units, or 65.1%, in 1997 compared to 1996. Management believes the decline in unit sales for same store comparisons is attributed to a decrease in demand for used vehicles which is consistent with regional trends in 1997, a less than desirable used vehicle inventory at the Company's Dodge dealership in Oklahoma City, Oklahoma due to lower volume of new vehicle sales which generates a significant percentage of used vehicles available for sale from trade-ins, a Company effort to change the sales methods in Oklahoma City, Oklahoma to eliminate low margin highly promotional volume selling and higher than expected dealership management turnover. The results of these factors from 1996 to 1997 were an approximate $17.4 million decrease in same store revenue from used vehicle sales, of which approximately $8.3 million is attributed to the Oklahoma City, Oklahoma market. The Acquisitions added approximately $84.8 million used vehicle revenue and 9,454 used vehicle units sales at an average price of $8,967.

    Same store gross profit decreased approximately $2.4 million, or 25.4%, from 1996 to 1997. This decline is primarily attributable to the decrease in used vehicle sales and to a lesser extent a decline in the used vehicle gross profit percentage, both as a result of the factors discussed above. The Acquisitions added approximately $11.5 million in gross profit with a gross profit percentage of 13.6%. The Acquisitions had a higher gross profit percentage from used vehicle operations as a result of wholesaling fewer vehicles and a lower average cost of used vehicles compared to same store operations. The table sets forth a reconciliation of used vehicle revenue, units and gross profit from 1996 to 1997 accounting for the variance in same store results, the Acquisitions and excluding Performance:

                                                                            UNITS       REVENUES     GROSS PROFIT
                                                                          ---------  --------------  -------------
Year ended December 31, 1996............................................     15,568  $  146,265,000  $  12,140,000
Same store variance.....................................................     (1,773)    (17,411,000)    (2,385,000)
Acquisitions............................................................      9,454      84,774,000     11,515,000
Effects of the Divestiture..............................................     (1,855)    (17,159,000)    (2,001,000)
                                                                          ---------  --------------  -------------
Year ended December 31, 1997............................................     21,394  $  196,469,000  $  19,269,000
                                                                          ---------  --------------  -------------
                                                                          ---------  --------------  -------------

    The used vehicle analysis and tables above include the results of both the Company's retail and wholesale used vehicle activities. The tables below set forth supplemental information related to the Company's wholesale activities only:

                                                                          MARGIN STATISTICS
                                                      ----------------------------------------------------------
                                                              CONSOLIDATED             SAME STORE COMPARISONS
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Units...............................................          8,274          7,423          4,791          5,520
Average selling price...............................  $       4,817  $       5,580  $       5,807  $       5,753
Revenue.............................................  $  39,858,000  $  41,423,000  $  27,821,000  $  31,758,000
Gross loss..........................................  $   1,996,000  $     760,000  $   1,068,000  $     590,000
Gross loss percentage...............................           5.0%           1.8%           3.8%           1.9%

                                                                                         RECONCILIATION
                                                                             --------------------------------------
                                                                               UNITS      REVENUES      GROSS LOSS
                                                                             ---------  -------------  ------------
Year ended December 31, 1996...............................................      7,423  $  41,423,000  $    760,000
Same store variance........................................................       (729)    (3,937,000)      478,000
Acquisitions...............................................................      2,588      8,692,000       457,000
Effects of the Divestiture.................................................     (1,008)    (6,320,000)      301,000
                                                                             ---------  -------------  ------------
Year ended December 31, 1997...............................................      8,274  $  39,858,000  $  1,996,000
                                                                             ---------  -------------  ------------
                                                                             ---------  -------------  ------------

    The Company believes that the factors, as discussed above, that led to a 15.4% decline in total used vehicle units significantly contributed to an increase in the wholesale loss from 1996 to 1997. Approximately $1.1 million of the 1997 wholesale losses where incurred in the Oklahoma City, Oklahoma market.

OTHER OPERATING REVENUE--

                                                                                                   SAME STORE
                                                                            CONSOLIDATED          COMPARISONS
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Revenue
  Finance and insurance...............................................  $  17,787  $  12,520  $   8,198  $   9,120
  Parts and service...................................................     36,348     23,808     17,135     16,083
  Other revenue.......................................................      4,308      1,278      1,235        817
                                                                        ---------  ---------  ---------  ---------
    Total.............................................................  $  58,443  $  37,606  $  26,568  $  26,020
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Gross Profit
  Finance and insurance...............................................  $  16,082  $   9,975  $   7,046  $   7,443
  Parts and service...................................................     18,785     11,684      8,510      8,397
  Other revenue.......................................................      4,308      1,278      1,235        817
                                                                        ---------  ---------  ---------  ---------
    Total.............................................................  $  39,175  $  22,937  $  16,791  $  16,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customer's retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. Same store comparisons from 1996 to 1997 reveal a decrease in F&I revenue of $922,000, or 10.1%. Prior to July 1, 1996 the Company sold in-house warranties and deferred the revenue from the sale of these contracts. The deferred revenue is being amortized into F&I revenue on a straight line method over the life of the respective in-house warranty contracts. This revenue item decreased from approximately $2.7 million in 1996 to approximately $1.5 million in 1997, and will continue to decrease in future years. Adjusting for the amortization of in-house warranty revenue, all other same store F&I revenue increased $287,000 or 4.5%. This increase is the result of a full year, versus six months in 1996, of the sale of third party extended warranty contracts partially offset by a reduction in vehicle retail sales. The Acquisitions added approximately $8.2 million in revenue from F&I activities.

    Same store F&I gross profit percentage increased from 81.6% in 1996 to 85.9% in 1997 due to the full year impact of the sale of third party extended warranty contracts versus only six months of such revenue in 1996. Third party extended warranty contracts have minimal cost of sales and therefore have a significantly higher gross profit percentage. The Acquisitions added approximately $7.7 million in gross profit from F&I activities in 1997 at a gross profit percentage of 95%. The Acquisitions have experienced a higher gross profit percentage as they have sold third party extended warranty contracts.

    Parts and service revenue represents the wholesale and retail sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue increased approximately $1.1 million, or 6.5%, in 1997 from 1996. This increase is attributed to an increase in same store wholesale parts business and an increase in repair services provided to customers. The Acquisitions added approximately $15.3 million in revenue from their parts and service activities.

    Same store parts and service gross profit increased from 1996 to 1997 by approximately $113,000, or 1.3%. The gross profit percentage declined from 52.2% in 1996 to 49.7% in 1997. This decrease in the gross profit percentage and increase gross profit amount is attributed to the heavier weighting of the wholesale parts business which has lower gross profit and lower gross profit percentage than retail parts sales. The Acquisitions added approximately $8.7 million from parts and service activities at a gross profit percentage of 56.6%. The Acquisitions have historically been heavily weighted toward retail parts and service activities, excluding Lynn Hickey Dodge.

    Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount the Company can charge and application of these fees is usually governed by state statute, regulation or regulatory agency. Also included in other revenue is rental income and miscellaneous income. Same store revenue and gross profit from other revenue increased $418,000, or 51.2%, from 1996 to 1997. The primary factors causing the increase was the commencement of the lease on the property rented to Performance Dodge in connection with the sale of Performance and increased miscellaneous income. The Acquisitions added approximately $2.7 million in other revenue and gross profit primarily from documentation fees. The Acquisitions are located in states which permit higher documentation fees compared to the Company's same store dealerships. The Company expects this component of other revenue to increase as the Company acquires additional dealerships.

    The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results, the Acquisitions and excluding Performance.

           F&I          PARTS AND SERVICE     OTHER REVENUE          TOTAL
    ------------------  ------------------  -----------------  ------------------
                GROSS               GROSS              GROSS               GROSS
    REVENUE    PROFIT   REVENUE    PROFIT   REVENUE    PROFIT  REVENUE    PROFIT
    --------   -------  --------   -------  --------   ------  --------   -------
                                   (IN THOUSANDS)
Year
ended
December
  31,
 1996... $12,520 $ 9,975 $23,808   $11,684   $1,278    $1,278  $37,606    $22,937
Same
store
variance...    (922)    (397)   1,052     113     418     418      548        134
Acquisitions...   8,160   7,740  15,337   8,687   2,720  2,720  26,217     19,147
Effects
  of
  the
  Divestiture...  (1,971)  (1,236)  (3,849)  (1,699)    (108)   (108)  (5,928)  (3,043)
    --------   -------  --------   -------  --------   ------  --------   -------
Year
ended
December
  31,
 1997... $17,787 $16,082 $36,348   $18,785   $4,308    $4,308  $58,443    $39,175
    --------   -------  --------   -------  --------   ------  --------   -------
    --------   -------  --------   -------  --------   ------  --------   -------

    Total same store other operating revenue increased by approximately $548,000 or 2.1%, due to the increase in parts and service revenue and other revenue which was partially offset by a decrease in F&I revenue. The Acquisitions added approximately $26.2 million to other operating revenue from F&I, parts and services and other activities.

    Same store gross profit from other operating revenue increased approximately $134,000, or .8%. This increase is primarily attributed to the increase in other revenue and parts and service activities offset partially by a decrease in same store F&I activities. The Acquisitions added approximately $19.1 million in other operating revenue gross profit from F&I, parts and service and other activities.

TOTAL REVENUE AND GROSS PROFIT--

                                                                                           SAME STORE COMPARISONS
                                                                        CONSOLIDATED
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                                   (IN THOUSANDS)
Revenue
  Vehicle revenue................................................  $  413,675  $  283,977  $  193,510  $  216,694
  Other operating revenue........................................      58,443      37,606      26,568      26,020
                                                                   ----------  ----------  ----------  ----------
    Total revenue................................................  $  472,118  $  321,583  $  220,078  $  242,714
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Gross Profit
  Vehicle gross profit...........................................  $   42,087  $   26,996  $   17,608  $   20,942
  Other operating gross profit...................................      39,175      22,937      16,791      16,657
                                                                   ----------  ----------  ----------  ----------
    Total gross profit...........................................  $   81,262  $   49,933  $   34,399  $   37,599
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    Same store total revenue decreased approximately $22.6 million, or 9.3%, from 1996 to 1997. The primary factors contributing to this decrease in same store total revenue was the decline in same store used vehicle revenue of approximately $17.4 million and the decline in new vehicle revenue of approximately $5.8 million discussed above. This total decline of approximately $23.2 million, or 10.7%, in total same store vehicle revenue was slightly offset by an increase in same store other operating revenue of $548,000 for the reasons given above. The Acquisitions added total revenue of approximately $214.7 million with approximately $188.5 million coming from vehicle sales and approximately $26.2 million coming from other operating revenue.

    Same store gross profit decreased approximately $3.2 million, or 8.5%, from 1996 to 1997. Same store gross profit percentage increased from 15.5% to 15.6% from 1996 to 1997. The primary factors contributing to the reduced gross profit from same store results was an approximately $3.3 million reduction in gross profit from new and used vehicle sales, approximately $949,000 from new vehicle sales and approximately $2.4 million from used vehicle sales, due to the factors discussed above. The reduction in same store gross profit from vehicle sales was partially offset by an increase in other operating revenue gross profit of $134,000 for the reasons outlined above. The Acquisitions added approximately $41.4 million in gross profit from their new and used vehicle sales and other operating revenue. The table below is a reconciliation of vehicle sales and other operating revenue gross profit and revenue from 1996 to 1997 accounting for the variance in same store results, the Acquisitions and excluding Performance.

                                                            REVENUE                          GROSS PROFIT
                                              -----------------------------------  ---------------------------------
                                                             OTHER                               OTHER
                                               VEHICLE     OPERATING                VEHICLE    OPERATING
                                                SALES       REVENUE      TOTAL       SALES      REVENUE      TOTAL
                                              ----------  -----------  ----------  ---------  -----------  ---------
                                                                          (IN THOUSANDS)
Year ended December 31, 1996................  $  283,977   $  37,606   $  321,583  $  26,996   $  22,937   $  49,933
Same store variance.........................     (23,184)        548      (22,636)    (3,334)        134      (3,200)
Acquisitions................................     188,511      26,217      214,728     22,212      19,147      41,359
Effects of the Divestiture..................     (35,629)     (5,928)     (41,557)    (3,787)     (3,043)     (6,830)
                                              ----------  -----------  ----------  ---------  -----------  ---------
Year ended December 31, 1997................  $  413,675   $  58,443   $  472,118  $  42,087   $  39,175   $  81,262
                                              ----------  -----------  ----------  ---------  -----------  ---------
                                              ----------  -----------  ----------  ---------  -----------  ---------

    Consistent with regional trends recently experienced, the Company expects a flat market for auto sales and service in 1998. The Company expects each of its revenue and gross profit categories to be positively impacted due to the inclusion of a full year effect of the Acquisitions and negatively impacted by the decrease caused by the sale of Performance and negative same store comparisons primarily due to the Oklahoma City, Oklahoma market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)--

    Selling, general and administrative expenses, including employee stock compensation recorded in 1996 of approximately $1.1 million, increased approximately $23.9 million from 1996 to 1997. Approximately $30.9 million was added from the Acquisitions and the effects of the Divestiture was a reduction in SG&A of approximately $5.4 million. Same store and corporate expenses declined approximately $1.6 million from 1996 to 1997, or 5.9%. The primary reasons for the reduction in same store and corporate expenses relates to the absence in 1997 of approximately $1.1 million of employee stock compensation expense and a $600,000 employee bonus paid in 1996, both recorded prior to the Company's initial public offering. The Company has pursued many efforts to reduce costs such as restructuring its liability insurance program, altering pay plans and reducing the same store employee count from 657 at December 31, 1996 to 531 at December 31, 1997. These efforts have resulted in approximately offsetting the increasing cost of doing business. SG&A expense was 13.0% of revenues in 1997 versus 11.3% in 1996. This increased percentage is primarily due to the loss of operating leverage from a reduction in same store revenue and the fact that the Acquisitions have historically had higher SG&A expense compared to their revenues than same store operations. The Company believes that SG&A expenses, other than the impact of one time items, will increase in the future as the Company expands. The Company also expects SG&A to increase in 1998, even if cost reduction efforts offset the increasing cost of doing business, due to a full year effect of the Acquisitions. The Company also expects additional lease expense in 1998 as a result of the sale and leaseback transaction (see Note 20). The annualized rent under the contract is $3.5 million for the properties, net of the amortization of the deferred gain.

DEPRECIATION AND AMORTIZATION--

    Depreciation and amortization increased approximately $1.5 million, or 120%, from 1996 to 1997. The primary factor behind this increase was the Acquisitions, which added approximately $1.5 million in depreciation and amortization of acquisition intangibles. The Company expects this expense to increase in 1998 over 1997 due to a full year impact from the Acquisitions which should exceed the reduction caused by the Divestiture. Depreciation expense will be reduced by approximately $300,000 on an annual basis beginning in 1998 due to the sale and leaseback transaction the Company entered into in December 1997.

OTHER INCOME (EXPENSE)--

    Other income (expense) consists of interest income and expense. Net interest increased approximately $2.6 million from 1996 to 1997, or 82%. The reason for this increase was the increase in long-term debt from $11.9 million at December 31, 1996 to $45.0 million at December 31, 1997, incurred primarily to finance the Acquisitions and an increase in floor plan notes payable from $46.3 million at December 31, 1996 to $53.4 million at December 31, 1997, due to inventory fluctuations and the Acquisitions. The Company expects interest expense to increase in 1998 due to the full year effect of the additional long term debt and increased floor plan notes payable due to the Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages and construction loans which are to be repaid with the proceeds from the sale and leaseback transaction. Net interest expense may be further impacted by the actions the Company may take in the future regarding its overall capital structure and may be impacted by external factors such as the future direction of interest rates.

INCOME TAX PROVISION--

    Income taxes increased from approximately $3.4 million in 1996 to approximately $4.2 million in 1997, or 25%. The primary factor for the increase was a 37.5% increase in pretax profits. The effective tax rate in 1996 was 42.3% compared to 38.6% for 1997. The primary reason for a higher effective tax rate in 1996 was the establishment of a valuation allowance for certain net operating loss carry forwards. The Company expects its effective tax rate for 1998 and beyond to be in the 37.5% to 39.0% range.

NET INCOME AND BASIC AND DILUTED NET INCOME PER SHARE--

    Net income increased approximately $2.1 million, or 47%, in 1997 over 1996. The table sets forth a reconciliation of income before interest and taxes from 1996 to 1997 accounting for same store variance, the Acquisitions, sale of Performance, and loss on such sale ( in thousands):

Income before interest and taxes year ended
  December 31, 1996................................  $  11,137
Same store variance................................     (1,685)
Acquisitions.......................................      8,945
Effects of the Divestiture.........................     (1,305)
Loss on the Divestiture............................       (347)
                                                     ---------
Income before interest and taxes year ended
  December 31, 1997................................  $  16,745
                                                     ---------
                                                     ---------

    Basic and diluted net income per share increased from $.42 in 1996 to $.49 in 1997 or 16.7%. The weighted average shares outstanding increased from approximately 11.0 million in 1996 to approximately 13.7 million in 1997 primarily due to the shares issued in the offering, shares issued in connection with the Acquisitions and a reduction due to the treasury shares received in the sale of Performance.

    The Company believes several factors are in place that will affect net income in 1998. The sale leaseback transaction entered into in December 1997 will be slightly accretive to income in that the reduced interest expense or interest income, as a result of paying down debt or investing the proceeds, plus reduced depreciation expense and the amortization of the gain will more than offset the increase in lease expense. The Company will be opening two new facilities with significantly increased capacity in Denver, Colorado and Las Vegas, Nevada in the first and second fiscal quarters of 1998, respectively. Sales may slow in the fiscal quarter of the actual relocations; however, the Company is receiving an additional allocation of 1,800 new Toyota's for 1998 due to the investment made in these two facilities. The vacated property will be converted into used vehicle operations which may increase the Company's capacity for used vehicle sales. The Company will also have the benefit of a full year impact from the Spedding Toyota, Nissan West and JRJ Investments acquisitions. The Company will also be receiving management fees from two dealerships currently under management contract until the acquisitions are completed or terminate. The Company does not expect volume or margin growth in its Amarillo, Texas market and expects negative comparison for Oklahoma City, Oklahoma for both volume and gross profit. While the Denver, Colorado and Las Vegas, Nevada markets continue to grow, national and regional sales trends indicate flat demand for new vehicles in 1998. As previously discussed, during 1997 the Company sold two of its then three existing dealerships in the Oklahoma City, Oklahoma market. Management continues to closely monitor business and operating conditions in Oklahoma City, Oklahoma and the financial prospects of its remaining dealership in this market. The Company may elect in 1998 to continue operations, expand its presence or exit this market altogether. No decisions have been made at this time.

1996 VERSUS 1995

REVENUES--

    The Company's total revenue increased 36.2% to $321.6 million in 1996 from $236.2 million in 1995. New vehicle sales increased 20.3% to $137.7 million in 1996 from $114.5 million in 1995, primarily because of the acquisitions in December 1995 and October 1996, of the Company's Performance Dodge and Lynn Hickey Dodge dealerships in Oklahoma City. The inclusion of the results of these two dealerships accounted for the overall increase in new vehicle sales in 1996. The increase in new vehicle revenue from the Company's Oklahoma City acquisitions was partially offset by a lower demand for new vehicles in the Company's Amarillo market. The lower demand is partially attributable to the drought conditions in West Texas during 1996, which had a negative impact on the Amarillo market area.

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

    The Company's other operating revenue increased 62.0% to $37.6 million for 1996, compared to $23.2 million for 1995 largely due to the inclusion of the Company's Oklahoma City dealerships in the 1996 results of operations. The addition of the Oklahoma City dealerships accounted for approximately 65.1% of the increase in other operating revenue. The remaining increase in other operating revenue can be largely attributed to the Company, since July 1996, selling third party vendor warranties at its dealerships rather than its own warranties. Historically, the Company principally sold its own in-house extended warranty at its dealerships and recognized the resulting revenue over the term of the warranties, although it received payment in full at the time of the sale. In contrast, when the Company sells warranties of third party vendors, the Company receives and immediately recognizes commission income at the time of sale as the Company has no further obligation pursuant to the extended warranty contracts.

GROSS PROFIT--

    Gross profit increased 33.2% in 1996 to $49.9 million from $37.5 million in 1995 primarily due to the recently acquired Oklahoma City dealerships. Gross profit as a percentage of sales decreased to 15.5% in 1996 from 15.9% in 1995. The decrease in gross profit as a percentage of sales was primarily caused by reduced margins on new and used vehicles. Gross profit percentage on other operating revenue was up slightly to 61.0% in 1996 as compared to 60.8% in 1995.

    The reduction in the gross profit percentage on new vehicles (10.8% in 1996 versus 12.1% in 1995) was partially attributable to increased vehicle costs resulting from the Company's efforts to minimize the effect of inventory shortfalls caused by GM's parts plant strike in March 1996 by purchasing supplemental inventory from other dealers. The reduction was also attributable to lower gross profit percentage at the Company's Oklahoma City dealerships, which the Company believes was attributable to favorable vehicle allocations from the manufacturers related to the 1995 acquisitions.

    The reduction in the gross profit percentage on used vehicles (8.3% in 1996 versus 9.8% in 1995) was primarily attributable to increased vehicle purchase and reconditioning costs as well as greater volume of sales of used vehicles to other dealers and wholesalers (which sales are frequently at or slightly below cost). In 1996, approximately 28% of the Company's used vehicle sales were to other dealers and wholesalers as compared to approximately 23% in 1995. The increase in wholesales is primarily due to the Company maintaining its policy to limit the days' supply and age of its used vehicle inventory. Management believes this policy keeps its inventory in line with the market and minimizes carrying costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)--

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

    Furthermore, in connection with the Company's reorganization, the Company recorded an executive bonus of $600,000, which was expensed in 1996.

    The Company recorded a non-cash expense relating to employee stock compensation of approximately $1.1 million in 1996, representing the difference between the Company's estimate of the fair value, as of the grant date of April 1, 1996, of the 303,750 shares of Common Stock issued to a certain Company executive and the cash consideration paid of $250,000, (see Note 14).

INTEREST EXPENSE--

    The Company's interest expense, net of interest income, increased approximately 3.4% to $3.2 million for 1996 compared to $3.1 million for 1995. The increase is primarily attributable to increased debt levels associated with the acquisition of Performance Dodge and Hickey Dodge dealerships, which were partially offset by a reduction in interest expense at the Company's Amarillo dealerships. Additionally, the Company recorded interest income approximating $631,000 from the investment of initial public offering proceeds for the period of September 27, 1996 through December 31, 1996.

    Net interest expense is expected to increase in 1997 as the Company uses the proceeds from the initial public offering to acquire additional dealerships and due to increased floor plan financing associated with the newly acquired dealerships.

INCOME TAXES--

    The Company's effective income tax rate increased to 42% in 1996 as compared to 37.4% in 1995 primarily due to the fact that the Company did not recognize the benefit for certain separate company losses incurred by the parent company in 1996.

NET INCOME--

    The Company's net income increased approximately 108.8% to $4.6 million in 1996 compared to $2.2 million in 1995. The increase was primarily attributable to the elimination of the management fees paid to Gilliland Group Family Partnership, and the commencement of selling third party extended warranty contracts on an exclusive basis, which was partially offset by an increase in selling, general and administrative expenses and employee stock compensation. Excluding the non-recurring stock compensation charge and the $600,000 executive bonus, the 1996 net income would have been approximately $6.1 million representing a 24% increase over 1995 income of $4.9 million, excluding the 1995 management fee paid to GGFP.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires cash primarily for financing its inventory of new and used vehicles and replacement parts, acquisitions of additional dealerships, capital expenditures and transition expenses in connection with its acquisitions. The Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, borrowings under credit agreements with manufacturer captive finance companies and commercial banks and the proceeds from its initial public offering. Floor plan financing from manufacturer captive finance companies and commercial banks represents the primary source of financing for vehicle inventories.

    During 1997, the Company generated net cash of approximately $8.7 million from operating activities, compared to $7.7 million in 1996. The increase is primarily attributable to the decrease in same store accounts receivable and inventory levels and an increase in net income, partially offset by a decrease in accounts payable and accrued expenses and other liabilities.

    Cash used in investing activities of approximately $56.1 million during 1997 related primarily to the acquisitions of Spedding Toyota and Nissan West as well as the construction of two new dealership facilities for Spedding Toyota. Expenditures related to the purchase of the Acquisitions totaled approximately $43.3 million. The Company spent approximately $10.6 million during 1997 and expects to spend an additional $4.0 million (a total of $22.1 million, including $7.5 million in land, financed by seller, and construction cost), to complete construction on two new dealership facilities in order to relocate Toyota West and Douglas Toyota. Funds will be provided by cash on hand and interim financing provided by an Interim Construction and Master Loan Agreement for $7.4 million (see Note 18). The amount outstanding at December 31, 1997 was approximately $4.8 million. Upon completion, the facilities will be sold to a third party under a sale and leaseback contract entered into by the Company on December 31, 1997 (see Note 20). Net cash from the sale and leaseback transaction, net of debt reduction, expenses and taxes, will be approximately $13 million. The Company currently anticipates that any future acquisitions will be financed with a combination of debt, stock, and cash.

    Cash provided from financing activities totaled approximately $25.6 million for the year. The increase was mainly attributable to $37 million of advances under the credit facility for the Acquisitions, to retire debt incurred for the Acquisitions and to make deposits on pending acquisitions. The Company re-paid $7.0 million of seller notes incurred in the Spedding Toyota purchase and approximately $4.3 million of debt associated with the Divestiture and other long-term debt of approximately $6.0 million.

    The Company finances its purchases of new vehicle inventory with manufacturer captive finance companies and commercial banks. The Company also maintains a line of credit with manufacturer captive finance companies for the financing of used vehicle inventories. The lender receives a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed and must repay the principal amount of the indebtedness with respect to any vehicle within a few days of the sale of such vehicle by the Company. The Company periodically re-negotiates the terms of its financing, including the interest rate. At December 31, 1997, the Company had outstanding floor plan debt of $53.4 million, incurred on an average annual interest rate of approximately 8.8% during 1997.

    The Company began financing its used vehicle operations at its Spedding Toyota dealerships on January 16, 1998 (see Note 18). The amount of the notes is $3 million and is provided by R. Douglas Spedding, an Officer of the Company. The notes mature on June 1, 1998 and bears an interest rate of 9%.

    The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $5.5 million consisting of approximately $4.0 million cash, $1.4 million in seller financed notes and $100,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit facility. In January 1998 the Company advanced approximately $1.7 million towards completing this transaction, the Company expects to complete this transaction by the end of the second quarter of 1998.

    The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit facility. The Company expects to complete this transaction by the end of the second quarter of 1998.

    As of December 31, 1997 the Company had $22.4 million in cash acquisition commitments to fund in 1998. Approximately $11.1 million of this requirement was paid in January 1998 upon the closing of the JRJ acquisition and by the Company making a deposit of approximately $1.7 million on one of its pending acquisitions. The balance of approximately $11.3 million will be paid in 1998 upon the closing of the Company's pending acquisitions and funded from availability under the Company's credit facility and available working capital.

    The Company is negotiating to increase the credit facility; however, no assurance can be given as to whether the line will be increased or whether the agent bank will be able to syndicate future loan requests. At the end of 1997 the Company had $3 million available under this credit agreement. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments.

    The Company has incurred a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company believes that it is required to pay this liability in six annual installments, beginning in 1997, and believes that it will be able to pay such obligation with cash provided by operations.

    The Company believes that its existing capital resources, including cash on hand, cash from operations, funds available under the credit facility and funds to come from the sale and leaseback transaction will be sufficient to run the Company's operations in the ordinary course of business and fund its debt service requirements. To the extent the Company pursues additional acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings.

SEASONALITY

    The Company generally experiences a higher volume of new and used vehicle sales in the second and third quarters of each year. If the Company acquires dealerships in other markets, it may be affected by other seasonal or consumer buying trends.

YEAR 2000 ISSUES

    The Company uses primarily one vendor to supply its dealership and corporate computer software. This vendor has informed the Company that all year 2000 issues have been or will be addressed and resolved in the Company's major record keeping systems prior to the year 2000. The Company does not expect any major disruption in its business activities or any significant cost or cost increases as a result of the year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INDEX TO FINANCIAL
STATEMENTS

                                                                                                      PAGE
                                                                                                      -----
INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants................................................................          37
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.......          38
Consolidated Balance Sheets, as of December 31, 1997 and 1996....................................          39
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31,
  1997...........................................................................................          40
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.......          41
Notes to Consolidated Financial Statements.......................................................          42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. & 2. See "index to Financial Statements" at Item 8 of this report. All schedules are omitted because they were not required or the required information is included in the Financial Statements and Notes thereto.

    3. The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the
       Commission:

   2.1     Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc.,
             Lynn Hickey, and Cross Country Dodge, Inc. (1)
   2.2     Stock Purchase Agreement, dated as of January 23, 1997, by and between
             Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
   2.3     Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between
             Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
   2.4     Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto
             Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack
             Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger,
             Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)
   2.5     Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and
             Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to
             Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto
             Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack
             Biegger Nissan (10)
   2.6     Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ
             Investments, Inc., a Nevada corporation, The Chaisson Family Trust R-501, and
             Cross-Continent Auto Retailers, Inc. (11)
   2.6.1   Consent to Termination of Agreements dated as of August 5, 1997, among
             Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc. and The Chaisson
             Family Trust R-501 (11)
   2.7     Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and
             Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
   2.8     Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and
             Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
   2.9     Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-
             Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The
             Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack
             Biegger Nissan. (9)
   2.10    Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto
             Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request). (11)
   2.11    Stock Purchase Agreement dated as of October 8, 1997, by and among Cross-Continent
             Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc.
             (omitting exhibits thereto, which will be furnished supplementally to the
             Commission upon request) (13)

   2.12    Amendment to Stock Purchase Agreement dated as of October 14, 1997, by and among
             Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ
             Investments, Inc. (13)
   2.13    Amended and Restated Stock Purchase Agreement dated as of November 1, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and
             JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (15)
   2.14    Stock Purchase Agreement dated October 16, 1997, by and among Cross-Continent Auto
             Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc.
             (omitting exhibits thereto, which will be furnished supplementally to the
             Commission upon request)
   2.15    Amendment to Stock Purchase Agreement dated January 14, 1998, by and among Cross-
             Continent Auto Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and
             Tar-Car, Inc.
   2.16    Asset Purchase Agreement dated December 17, 1997, by and among Vinci, Inc., Ronald
             C. Vinci, and Sahara Imports, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
   2.17    Amendment to Asset Purchase Agreement dated January 29, 1998, by and among Vinci,
             Inc., Ronald C. Vinci, and Sahara Imports, Inc.
   3.1     Amended and Restated Certificate of Incorporation of Cross-Continent Auto
             Retailers, Inc. (4)
   3.3     Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc. (4)
   4.1     Specimen Common Stock Certificate (4)
   4.2     Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New
             York, as rights agent (4)
   4.3     Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers,
             Inc. (5)
   4.4     Registration Rights Agreement dated as of April 1, 1997, by and between
             Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
   4.5     Registration Rights Agreement dated January 5, 1998, by and between
             Cross-Continent Auto Retailers, Inc. and The Chaisson Family Trust R-501
  10.1     Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet
             Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by
             Supplemental Agreement dated as of July 29, 1996 (1)(6)
  10.2     Sales and Service Agreement between Performance Dodge, Inc. and Chrysler
             Corporation, dated as of October 1, 1996 (1)
  10.3     Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan
             Division of Nissan Motor Corporation, U.S.A., Quality Nissan, Inc. and
             Cross-Continent Auto Retailers, Inc. (4)
  10.4     Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan
             Division of Nissan Motor Corporation, U.S.A., Performance Nissan and
             Cross-Continent Auto Retailers, Inc. (4)
  10.4(a)  Dollar Volume Contract dated April 1, 1997, between Plains Chevrolet, Inc.,
             Westgate Chevrolet, Inc., Midway Chevrolet, Inc., Quality Nissan, Inc. and
             Amarillo Globe News (1)
  10.5     Sublease Agreement dated June 1, 1995, between Gilliland Group Family Partnership and Performance Nissan, Inc. (1)
  10.6     Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore A. Braly as
             Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff,
             and Selden Simpson and Quality Nissan, Inc. (1)
  10.7     Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and
             Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers,
             Inc.) (1)

  10.8     Wholesale Security Agreement, as amended, dated December 4, 1995, between General
             Motors Acceptance Corporation and Performance Dodge, Inc. (1)(7)
  10.9     Corporation and Shareholders' Agreement of Xaris Management Co. (1)
  10.10    Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors
             Acceptance Corporation to Performance Dodge, Inc. (1)
  10.10.1  Promissory Note by Performance Dodge, Inc. to General Motors Acceptance
             Corporation, in the amount of $1,850,000 (2)
  10.10.2  Promissory Note by Performance Dodge, Inc. to General Motors Acceptance
             Corporation, in the amount of $3,700,000 (fully repaid) (2)
  10.10.4  Security Agreement between General Motors Acceptance Corporation and Performance
             Dodge, Inc. (2)
  10.10.5  Mortgage, Assignment and Security Agreement between General Motors Acceptance
             Corporation and Performance Dodge, Inc. (2)
  10.11    Documents relating to loan by General Motors Acceptance Corporation to Midway
             Chevrolet, Inc. (1)
  10.11.1  Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General
             Motors Acceptance Corporation, in the amount of $977,249.74 (2)
  10.11.2  Renewal, Extension and Modification Agreement dated February 20, 1995, between
             General Motors Acceptance Corporation and Midway Chevrolet, Inc. (2)
  10.11.3  Security Agreement dated February 20, 1995, between General Motors Acceptance
             Corporation and Midway Chevrolet, Inc. (2)
  10.12    Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors
             Acceptance Corporation to Performance Nissan, L.L.C. (1)
  10.12.1  Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance
             Corporation, in the amount of $1,350,000 (2)
  10.12.2  Cross-Default and Cross-Collateralization Agreement between General Motors
             Acceptance Corporation and Performance Nissan, L.L.C. (2)
  10.12.3  Security Agreement between General Motors Acceptance Corporation and Performance
             Nissan, L.L.C. (2)
  10.13    Documents relating to used vehicle inventory financing agreements between General
             Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc.
             dealership subsidiaries (1)(7)
  10.13.1  Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7,
             1996, between General Motors Acceptance Corporation and Plains Chevrolet, Inc.
             (2)(7)
  10.13.2  Promissory Note dated June 7, 1996, by Plains Chevrolet, Inc. to General Motors
             Acceptance Corporation, in the amount of $3,000,000 (2)(8)
  10.13.3  Cross-Default and Cross-Collateralization Agreements between General Motors
             Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc.,
             Quality Nissan, Inc., and Westgate Chevrolet, Inc. (2)
 10.14(*)  Employment Contract dated February 21, 1997, by and between Cross-Continent Auto
             Retailers, Inc. and James F. Purser (2)
 10.15(*)  Employment Contract dated February 18, 1997, by and between Cross-Continent Auto
             Retailers, Inc. and R. Wayne Moore (11)
 10.16(*)  Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (3)
 10.17(*)  Employment Agreement dated as of April 1, 1997, by and between Douglas J. Spedding and Cross-Continent Auto Retailers, Inc. (3)

  10.18    Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to
             the order of R. Douglas Spedding in the principal amount of $7,000,000 (fully repaid) (3)
  10.19    Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to
             Amarillo National Bank in the principal amount of $8,000,000 (fully repaid) (3)
  10.20    Documents dated April 10, 1997, relating to Promissory Note by Cross-Continent
             Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of
             $2,000,000 (3)
  10.20.1  Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc.
             (3)
  10.20.2  Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
  10.20.3  Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
  10.21    Documents dated April 10, 1997, relating to Promissory Note by Cross-Continent
             Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
  10.21.1  Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas
             Spedding (3)
  10.21.2  Security Agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas
             Spedding (3)
  10.21.3  Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding
             (3)
  10.22    Release and Indemnification Agreement dated as of April 10, 1997, between Cross-
             Continent AutoRetailers, Inc. and R. Douglas Spedding (3)
  10.23    Unsecured Promissory Note dated July 1, 1997, by Cross-Continent Auto Retailers,
             Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of
             $360,000.00. (9)
  10.24    Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent Auto Retailers,
             Inc. to The Dale M. Edwards Revocable Family Trust, in the principal amount of
             $240,000.00. (9)
  10.25    Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Jack
             Biegger Revocable Living Trust, in the principal amount of $275,000.00. (9)
  10.26    Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Dale
             M. Edwards Revocable Family Trust, in the principal amount of $125,000.00. (9)
  10.27    Documents, dated as of June 26, 1997, relating to line of credit for
             Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National
             Association, individually and as agent. (9)
  10.27.1  Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas
             Commerce Bank National Association. (9)
  10.27.2  Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association. (9)
  10.27.3  Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and
             Texas Commerce Bank National Association. (9)
  10.28    Dealer Sales and Service Agreement dated July 1, 1997, between the Nissan Division of Nissan Motor Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto
             Retailers, Inc., and Bill A. Gilliland. (9)
  10.29    Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers,
             Inc. and The Jack Biegger Revocable Living Trust. (9)
  10.30    Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto
             Retailers, Inc. and Emmett M. Rice, Jr. (11)
  10.32    Documents, dated as of August 7, 1997, relating to the line of credit for
             Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National
             Association, individually and as agent (13)

  10.32.1  First Amendment to Revolving Credit Agreement among Cross-Continent Auto
             Retailers, Inc.; its subsidiaries; Texas Commerce Bank National Association;
             Amarillo National Bank; The Bank of Tokyo-Mitsubishi, Ltd., Houston Agency; and
             U. S. Bank. (13)
  10.32.2  Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association in the principal amount of $22,500,000 (13)
  10.32.3  Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Amarillo National Bank in the principal amount of $7,500,000
             (13)
  10.32.4  Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Bank of Tokyo-Mitsubishi, Ltd., Houston Agency, in the principal amount of $5,000,000 (13)
  10.32.5  Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of U. S. Bank in the principal amount of $5,000,000 (13)
  10.33    Lease Agreement dated August 15, 1997 between Cross-Continent Auto Retailers, Inc.
             and Performance Dodge, Inc. (12)
  10.34    Joinder Agreement dated July 1, 1997 between Sahara Nissan, Inc. and Texas
             Commerce Bank National Association (13)
  10.35    Documents dated as of September 30, 1997 relating to the loan agreement between
             Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
             (13)
  10.35.1  Master Construction and Master Loan Agreement among Toyota West Sales and Service,
             Inc., Douglas Toyota, Inc., Sahara Imports, Inc., and Cross-Continent Auto
             Retailers, Inc. as Borrowers, and R. Douglas Spedding as Lender (13)
  10.35.2  Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas
             Spedding in the principal amount of $7,400,000 (13)
  10.35.3  Deed of Trust among Cross-Continent Auto Retailers, Inc. as Borrower, the Public
             Trustee of Adams County, Colorado, as Trustee, and R. Douglas Spedding as Lender
             (13)
  10.35.4  Deed of Trust and Assignment of Rents among Cross-Continent Auto Retailers, Inc.
             as Grantor, Old Republic Title Company of Nevada as Trustee, and R. Douglas
             Spedding as Beneficiary (13)
  10.35.5  Security Agreement between Cross-Continent Auto Retailers, Inc., Douglas Toyota,
             Inc. and Toyota West Sales and Service, Inc. as Debtors and R. Douglas Spedding
             as Lender (13)
  10.35.6  Guaranty by Bill A. Gilliland in favor of R. Douglas Spedding (13)
  10.36    Documents dated August 22, 1997 relating to loans by General Motors Acceptance
             Corporation to Cross-Continent Auto Retailers, Inc. and certain subsidiaries
             (13)
  10.36.1  Cross Default and Cross Collateralization Agreement among General Motors
             Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc.,
             Quality Nissan, Inc., Westgate Chevrolet, Inc., Sahara Nissan, Inc., and
             Cross-Continent Auto Retailers, Inc. (13)
  10.36.2  Guaranty Agreement between Cross-Continent Auto Retailers, Inc. and General Motors
             Acceptance Corporation (13)
  10.37    Assumption Agreement dated August 22, 1997 between General Motors Acceptance
             Corporation and Cross-Continent Auto Retailers, Inc. relating to Performance
             Dodge, Inc. (omitting exhibit thereto, which will be furnished supplementally to the Commission upon request) (13)

  10.38    Amendment to Office Lease dated October 1, 1997, between Gilliland Group Family
             Partnership and Cross-Country Auto Retailers, Inc. (now named Cross-Continent
             Auto Retailers, Inc.) (13)
  10.39    Amendment No. 1 to Nissan Dealer Term Sales and Service Agreement dated October
             13, 1997, between the Nissan Division of Nissan Motor Corporation U.S.A. and
             Sahara Nissan, Inc. d/b/a Jack Biegger Nissan (13)
  10.40    Management Agreement dated as of the 16th day of October, 1997, by and between
             Cross-Continent Auto Retailers, Inc. and Tar-Car, Inc.
  10.41    Amendment to Management Agreement effective as of November 1, 1997, by and between
             Cross-Continent Auto Retailers, Inc. and Tar-Car, Inc.
  10.42    Management Agreement dated as of the 17th day of December, 1997, by and between
             Sahara Imports, Inc. and Vinci, Inc.
  10.43    Management Agreement dated as of November 1, 1997 by and among Cross-Continent
             Auto Retailers, Inc., JRJ Investments, Inc., and the Chaisson Family Trust R-501
             (15)
  10.44    Triple Net Lease Agreement dated November 1, 1997 covering 2333 South Decatur
             Boulevard, Las Vegas, Nevada, by and between JRJ Properties and JRJ Investments,
             Inc. (15)
  10.45    Triple Net Lease Agreement dated November 1, 1997 covering 261 and 251 Auto Mall
             Drive, Henderson, Nevada, by and between The Chaisson Family Trust R-501 and JRJ
             Investments, Inc. (15)
  10.46    Unsecured Promissory Note dated January 5, 1998, by Cross-Continent Auto
             Retailers, Inc. to The Chaisson Family Trust R-501 (15)
  10.47    Management Agreement dated January 5, 1998, by and among Cross-Continent Auto
             Retailers, Inc., JRJ Investments, Inc., and The Chaisson Family Trust R-501.
             (15)
  10.48    Escrow Agreement dated January 5, 1998, by and among Cross-Continent Auto
             Retailers, Inc., The Chaisson Family Trust R-501, and United Title of Nevada,
             Inc. (15)
  10.49    Agreement Regarding Stock Options dated January 5, 1998, between James J.
             Chaisson, Jr. and Cross-Continent Auto Retailers, Inc. (15)
  10.50    Real Property Purchase Agreement dated as of December 31, 1997, by and among
             Capital Automotive REIT, Capital Automotive, L.P., Plains Chevrolet, Inc.,
             Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and
             Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
  10.51    Documents dated January 16, 1998 relating to financing for the purchase of used vehicles at T-West Sales & Service, Inc. and Douglas Motors
  10.51.1  Promissory Note from T-West Sales & Service, Inc. to R. Douglas Spedding, with
             Guaranty by Cross-Continent Auto Retailers, Inc.
  10.51.2  Security Agreement between T-West Sales & Service, Inc. and R. Douglas Spedding
  10.51.3  Promissory Note from Douglas Motors, Inc. to R. Douglas Spedding, with Guaranty by
             Cross-Continent Auto Retailers, Inc.
  10.51.4  Security Agreement between Douglas Motors, Inc. and R. Douglas Spedding
  10.52    Sublease Agreement dated February 25, 1998 by and between Allied 2000 Collision
             Center, Inc. and Plains Chevrolet, Inc.
  10.53    Sublease Agreement dated February 25, 1998 by and between Working Man's Credit
             Plan, Inc. and Plains Chevrolet, Inc.
  10.54    Sublease Agreement dated February 25, 1998 by and between Westgate Chevrolet, Inc.
             and Enterprise Rent-A-Car Company

  10.55    Guaranty and Subordination Agreement dated February 25, 1998 by Cross-Continent
             Auto Retailers, Inc. in favor of Capital Automotive, L.P.
  10.56    Lease Agreement dated February 25, 1998 by and between Capital Automotive, L. P.
             and Plains Chevrolet, Inc. (14)
  10.57    Dealer Agreement effective as of February 1, 1998 by and between BMW of North
             America, Inc. and JRJ Investments, Inc.
  21.1     Subsidiaries
  23.1     Consent of independent accountants
  27.1     Financial Data Table

------------------------

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

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, incorporated herein by reference.

(14) Substantially identical agreements exist between Capital Automotive, L.P. and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., Douglas Motors, Inc., and T-West Sales & Service, Inc.

(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998, incorporated herein by reference.

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

    (4) A Form 8-K/A No. 1 was filed on August 13, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information.

    (5) A Form 8-K was filed on September 2, 1997 reporting the sale of all the outstanding capital stock of Performance Dodge, Inc., an Oklahoma corporation, and Performance Dodge, Inc., an Oklahoma corporation.

    (6) A Form 8-K was filed on January 23, 1998 reporting the purchase of all the outstanding capital stock of JRJ Investments, Inc., a Nevada corporation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cross-Continent Auto Retailers, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cross-Continent Auto Retailers, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE, LLP

Fort Worth, Texas
February 13, 1998,
except as to Note 20,
which is as of February 24, 1998

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                               (THOUSANDS--EXCEPT PER SHARE DATA)
Revenues
  Vehicle sales..............................................................  $  413,675  $  283,977  $  212,984
  Other operating revenue....................................................      58,443      37,606      23,210
                                                                               ----------  ----------  ----------
    Total revenues...........................................................     472,118     321,583     236,194
Cost of sales................................................................     390,856     271,650     198,702
                                                                               ----------  ----------  ----------
    Gross profit.............................................................      81,262      49,933      37,492
Expenses
  Selling, general and administrative........................................      61,512      36,490      25,630
  Depreciation and amortization..............................................       2,658       1,207         951
  Management fees paid to related party......................................      --          --           4,318
  Employee stock compensation................................................      --           1,099      --
  Loss from sale of dealerships..............................................         347      --          --
                                                                               ----------  ----------  ----------
                                                                                   64,517      38,796      30,899
                                                                               ----------  ----------  ----------
  Income before interest and taxes...........................................      16,745      11,137       6,593
Other income (expense)
  Interest income............................................................       1,224       1,585         830
  Interest expense...........................................................      (7,043)     (4,778)     (3,918)
                                                                               ----------  ----------  ----------
  Income before income taxes.................................................      10,926       7,944       3,505
  Income tax provision.......................................................       4,213       3,362       1,310
                                                                               ----------  ----------  ----------
    Net income...............................................................  $    6,713  $    4,582  $    2,195
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and diluted net income per share.......................................  $      .49  $      .42  $      .22
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding...................................      13,683      11,027       9,821
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (THOUSANDS)
Current assets
  Cash and cash equivalents...............................................................  $   15,173  $   36,946
  Accounts receivable.....................................................................      16,884      18,629
  Inventories.............................................................................      55,807      48,168
  Other current assets....................................................................       1,792       1,088
                                                                                            ----------  ----------
    Total current assets..................................................................      89,656     104,831
  Property and equipment, net.............................................................      33,165      13,391
  Goodwill and other intangible assets, net...............................................      67,988      22,094
  Other assets and deferred charges.......................................................       6,464       2,130
                                                                                            ----------  ----------
    Total assets..........................................................................  $  197,273  $  142,446
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Floor plan notes payable................................................................  $   53,368  $   46,282
  Current maturities of long-term debt....................................................         727       1,345
  Accounts payable........................................................................       6,117       8,623
  Due to affiliates.......................................................................      15,150       5,478
  Accrued expenses and other liabilities..................................................      10,559       7,408
  Deferred income taxes...................................................................         647       1,914
                                                                                            ----------  ----------
    Total current liabilities.............................................................      86,568      71,050
  Long-term debt..........................................................................      44,263      10,568
  Other liabilities and deferred credits..................................................       3,180       2,310
                                                                                            ----------  ----------
    Total long-term liabilities...........................................................      47,443      12,878

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued..............      --          --
  Common stock, $.01 par value, 100,000,000 shares authorized, 14,205,703 and 13,800,000
    issued and outstanding at December 31, 1997 and 1996, respectively....................         142         138
  Paid-in capital.........................................................................      54,528      47,761
  Retained Earnings.......................................................................      17,332      10,619
  Treasury stock, 760,000 shares at cost..................................................      (8,740)     --
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      63,262      58,518
Commitments and contingencies
  (Notes 12, 14, 16, 19 and 20)
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  197,273  $  142,446
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                PREFERRED STOCK             COMMON STOCK             TREASURY STOCK
                                            ------------------------  ------------------------  ------------------------   PAID-IN
                                              SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL
                                            -----------  -----------  -----------  -----------  -----------  -----------  ---------
Balance at December 31, 1994..............      --        $  --           --        $  --           --        $  --       $   1,064
Net income................................      --           --           --           --           --           --          --
Dividends paid............................      --           --           --           --           --           --          --
                                                   ---        -----   -----------       -----          ---   -----------  ---------
Balance at December 31, 1995..............      --           --           --           --           --           --           1,064
Issuance of common stock pursuant to
  reorganization..........................      --           --            9,821           98       --           --             (98)
Issuance of common stock pursuant to
  employment agreement....................      --           --              304            3       --           --           1,346
Issuance of common stock pursuant to the
  initial public offering.................      --           --            3,675           37       --           --          45,449
Net income................................      --           --           --           --           --           --          --
                                                   ---        -----   -----------       -----          ---   -----------  ---------
Balance at December 31, 1996..............      --           --           13,800          138       --           --          47,761
Issuance of common stock pursuant to
  acquisition.............................      --           --              406            4       --           --           6,995
Treasury stock acquired in disposition....      --           --           --           --             (760)      (8,740)     --
Other.....................................      --           --           --           --           --           --            (228)
Net income................................      --           --           --           --           --           --          --
                                                   ---        -----   -----------       -----          ---   -----------  ---------
Balance at December 31, 1997..............      --        $  --           14,206    $     142         (760)   $  (8,740)  $  54,528
                                                   ---        -----   -----------       -----          ---   -----------  ---------
                                                   ---        -----   -----------       -----          ---   -----------  ---------


                                             RETAINED
                                             EARNINGS      TOTAL
                                            -----------  ---------
Balance at December 31, 1994..............   $   3,977   $   5,041
Net income................................       2,195       2,195
Dividends paid............................        (135)       (135)
                                            -----------  ---------
Balance at December 31, 1995..............       6,037       7,101
Issuance of common stock pursuant to
  reorganization..........................      --          --
Issuance of common stock pursuant to
  employment agreement....................      --           1,349
Issuance of common stock pursuant to the
  initial public offering.................      --          45,486
Net income................................       4,582       4,582
                                            -----------  ---------
Balance at December 31, 1996..............      10,619      58,518
Issuance of common stock pursuant to
  acquisition.............................      --           6,999
Treasury stock acquired in disposition....      --          (8,740)
Other.....................................      --            (228)
Net income................................       6,713       6,713
                                            -----------  ---------
Balance at December 31, 1997..............   $  17,332   $  63,262
                                            -----------  ---------
                                            -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
                                                                                            (THOUSANDS)
Cash flows from operating activities
  Net income...................................................................  $    6,713  $    4,582  $   2,195
  Adjustments to reconcile net income to net cash provided (used) by operating activities.................................................................
  Depreciation and amortization................................................       2,658       1,207        951
  Net proceeds related to in-house warranties..................................      --           1,586      3,345
  Amortization of deferred warranty revenue....................................      (1,467)     (2,676)    (2,136)
  Employee stock compensation..................................................      --           1,099     --
  Deferred taxes and other.....................................................       1,690        (136)      (836)
  Loss on sale of dealership...................................................         347      --         --
                                                                                 ----------  ----------  ---------
                                                                                      9,941       5,662      3,519
(Increase) decrease in
  Accounts receivable..........................................................       6,085      (9,246)    (4,860)
  Inventory....................................................................       4,143       9,156     (8,285)
  Other assets.................................................................      (2,056)       (989)    --
Increase (decrease) in
  Accounts payable--trade......................................................      (3,713)      3,768      3,275
  Accrued expenses and other liabilities.......................................      (5,735)       (604)       (68)
                                                                                 ----------  ----------  ---------
    Net cash provided (used) by operating activities...........................       8,665       7,747     (6,419)
Cash flows from investing activities
  Acquisition of property and equipment........................................     (12,172)     (1,636)    (1,485)
  Acquisition of dealerships...................................................     (43,309)    (20,052)      (302)
  Disposition of dealerships...................................................        (569)     --         --
                                                                                 ----------  ----------  ---------
    Net cash used by investing activities......................................     (56,050)    (21,688)    (1,787)
Cash flows from financing activities
  Change in floor plan notes payable...........................................        (741)     (1,220)     9,381
  Due to affiliates............................................................      (2,635)       (476)     3,729
  Net proceeds from borrowings.................................................      46,870      --         --
  Long-term debt repayments....................................................     (10,882)     (1,515)    (1,408)
  Long-term debt repayments-related parties....................................      (7,000)     --         --
  Proceeds from common stock issuance..........................................      --          45,736     --
  Dividends paid...............................................................      --          --           (135)
                                                                                 ----------  ----------  ---------
    Net cash provided by financing activities..................................      25,612      42,525     11,567
                                                                                 ----------  ----------  ---------
Increase (decrease) in cash and cash equivalents...............................     (21,773)     28,584      3,361
Cash and cash equivalents at beginning of period...............................      36,946       8,362      5,001
                                                                                 ----------  ----------  ---------
Cash and cash equivalents at end of period.....................................  $   15,173  $   36,946  $   8,362
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--GENERAL INFORMATION AND BASIS OF PRESENTATION

    Cross-Continent Auto Retailers, Inc. operates in one business segment, the retail sales and service of new and used automobiles. The Company conducts its operations in the Amarillo, Texas, Oklahoma City, Oklahoma, Las Vegas Nevada, and Denver, Colorado markets through three Chevrolet, one Dodge, two Toyota and two Nissan dealerships.

    The Company was incorporated in Delaware in May, 1996. In June, 1996, shareholders of the then six existing dealerships exchanged their shares of stock in such companies for 9,821,250 shares of the Company's stock (the "Reorganization"). The Shareholders' ownership interest in the Company immediately after the exchange was as follows:

Gilliland Group Family Partnership ("GGFP").........      88.2%
Emmett M. Rice, Jr..................................      10.3%
Other...............................................       1.5%

    All of the interests in GGFP are owned and controlled by Bill Gilliland, Chairman and CEO, Robert W. Hall, Senior Vice Chairman and son-in-law to Bill Gilliland, and Lori D'Atri, daughter of Bill Gilliland. The ownership group described above is hereinafter referred to as the Control Group.

    Prior to the Reorganization, the Company did not conduct business or have any assets and liabilities and, thus, did not operate as a stand-alone company. The term "Company," when used hereinafter, includes Cross-Continent Auto Retailers, Inc., its subsidiaries and its predecessors.

    In September 1996, the Company sold 3,675,000 shares of its common stock in an initial public offering for $14.00 per share. Net proceeds from the initial public offering, after considering underwriting commissions, printing costs, professional fees, and other direct expenses, were $45.3 million. Following the initial public offering, the Control Group remains the principal stockholder of the Company and at December 31, 1997 owned approximately 60.7% of the Company's issued and outstanding shares.

    The accompanying consolidated financial statements consist of the accounts of the Company, its subsidiaries and its predecessors. The accounts prior to the Reorganization are presented as if the Company had existed as a corporation separate from the Control Group during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the Company's operations. All material intercompany transactions have been eliminated. Prior to the Reorganization, certain expenses reflected in the consolidated financial statements include allocations of expenses from GGFP. These allocations include expenses for general management, use of an airplane, treasury, legal and benefits administration, insurance, tax compliance and other miscellaneous services. The allocation of expenses was generally based upon actual costs incurred and such costs were apportioned to the Company on various methods such as sales volume, employee count, profit and actual expense or time incurred as it related to the Company's business.

    Financing associated with working capital needs and mortgage financing used to purchase property for the dealership operations and their related interest expense have been historically recorded on the Company's financial statements. No other interest expense or income has been allocated to the Company in these financial statements.

    Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 1--GENERAL INFORMATION AND BASIS OF PRESENTATION (CONTINUED) incurred by the Company on a stand-alone basis. Also, the financial information included in the consolidated financial statements for the periods prior to the Reorganization may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations and cash flows would have been if the Company had been a separate, stand-alone company during the periods presented. Since the initial public offering, the Company has incurred additional corporate expenses as a result of being a public company and no longer remits management fees to the Control Group (see Note 18).

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash on hand and all highly liquid investments with maturities of three months or less when purchased.

    REVENUES--Revenues from vehicle and parts sales and from service operations are recognized at the time the vehicle is delivered to the customer or service is completed.

    FINANCE FEES AND INSURANCE COMMISSIONS--Finance fees represent revenue earned by the Company for notes and leases placed with financial institutions in connection with customer vehicle financing. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance contracts sold in connection with the vehicle on behalf of third-party insurance companies. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution.

    The Company is charged back for a portion of these fees and commissions should the customer terminate the contract prior to its scheduled maturity. The estimated allowance for these chargebacks ("chargeback allowance") is based upon the Company's historical experience for prepayments or defaults. Finance fees and insurance commissions, net of chargebacks, are classified as other operating revenue in the accompanying consolidated statement of operations (see Note 7).

    EXTENDED WARRANTY CONTRACTS--The Company sells extended service contracts on new and used vehicles on behalf of unrelated third parties. Commission revenue for the unrelated third-party extended service contracts is recognized at the time of sale. Until July 1996, the Company also offered its own in-house warranty contract; these contracts generally provide extended coverage for periods of one year or 12,000 miles up to six years or 100,000 miles, whichever comes first. The Company accounts for the sale of its in-house extended warranty contracts in accordance with FASB Technical Bulletin No. 90-1, ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS, which requires that revenues from sales of in-house extended warranty contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of in-house extended warranty contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended warranty contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue.

    Revenue and commissions recognized from the sale of extended warranty contracts are classified as other operating revenue and the related costs of parts and service associated therewith are classified as cost of sales in the accompanying consolidated statement of operations.

    INVENTORIES--Vehicles are stated at the lower of cost or market, cost being determined on a specific identification basis. Parts are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the respective lives of the assets. The ranges of estimated useful lives are as follows:

Buildings................................................         30 years
Furniture and equipment..................................     3 to 7 years
Leasehold improvements...................................    7 to 15 years

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

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, $64,445,000 at December 31, 1997 and $20,623,000 at December 31, 1996 (net of accumulated amortization of $1,866,000 and $707,000 in 1997 and 1996, respectively), represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses and is being amortized over a 40-year period. Other intangible assets of $3,543,000 at December 31, 1997 and $1,471,000 at December 31, 1996 (net of
accumulated amortization of $307,000 and $29,000 in 1997 and 1996, respectively) principally includes customer base and customer lists received in business acquisitions. Costs of such assets are assigned at the time of the acquisition based on the estimated fair value and are generally being amortized on a straight line basis over a period of 10 to 15 years.

    IMPAIRMENT OF LONG-LIVED ASSETS--Effective December 31, 1995, the Company adopted Statement of Accounting Standard ("FAS") No. 121 which requires that long-lived assets (i.e., property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the related assets. The adoption of this statement at December 31, 1995 has had no impact on the Company's results of operations or its financial position.

    ADVERTISING AND PROMOTIONAL COSTS--Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statement of operations. Total advertising and promotional expenses approximated $7,957,000, $3,863,000, and $2,638,000 in 1997, 1996 and 1995, respectively.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for stock-based employee compensation plans under the intrinsic method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (see Note 14).

    INCOME TAXES--Deferred taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and the rates on the date of enactment.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their related interest rate or their maturities.

    EARNINGS PER SHARE--Effective December 31, 1997, the Company adopted Financial Accounting Standard No. 128, "Earnings per Share"("FAS 128"), which established new standards for computing and presenting earnings per share ("EPS"). The standard requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effects of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity. In accordance with FAS 128, EPS amounts for the prior periods, including the quarterly financial data in Note 21, have been restated.

    As of December 31, 1997 and 1996, the Company had 1,149,707 and 260,394 stock options outstanding, respectively, which are potentially dilutive to the Company's basic EPS. No options or other potentially dilutive securities were outstanding prior to 1996. For 1997 and 1996, basic and diluted EPS are the same because of the insignificant effect of options on the EPS computation (the options add 102,183, and 13,180 outstanding shares, using the treasury stock method, for diluted EPS purposes in 1997 and 1996, respectively). An additional 12,100 options with an exercise price of $15.50 per share were outstanding at December 31, 1997 which were not reflected in the diluted EPS computation because the exercise price was higher than the average price of the Company's stock during the period such options were outstanding; accordingly, such options would have been anti-dilutive.

    In prior periods, the Company had not reported EPS prior to October 1, 1996 because the capital structure of the Company before the Reorganization and initial public offering were not comparable with the capital structure after the Reorganization and initial public offering. However, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which requires, among other things, entities, following an initial public offering, to report EPS for all periods presented even if the capital structure prior to the offering is not comparable to the capital structure after the offering. In accordance with SAB 98, the Company reported, on the Statement of Operations, EPS for all periods presented as if the 9,821,250 shares issued in the June 1996 Reorganization had been outstanding at the beginning of each period presented.

    OTHER OPERATING REVENUE--Other operating revenue primarily consists of finance fees, insurance commissions, sales for parts and service and revenue recognized from the sale of in-house and third party extended warranty contracts.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the 1997 presentation.

    PERVASIVENESS OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3--ACQUISITIONS AND DISPOSITIONS

    Effective February 2, 1995, the Company acquired Performance Nissan, Inc. (formerly Jim Glover Nissan, Inc.) in Oklahoma City, Oklahoma. Performance Nissan is engaged in the retail sales of new and used vehicles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $1.4 million was funded originally by bank debt. The acquisition was accounted for as a purchase, and the operating results of Performance Nissan have been included in the accompanying consolidated statements of operations since the date of acquisition through the date of disposition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Performance Nissan is presented below (in thousands):

Net working capital.................................  $      76
Equipment...........................................         61
Goodwill............................................      1,300
                                                      ---------
  Total.............................................  $   1,437
                                                      ---------
                                                      ---------

    Effective December 4, 1995, the Company acquired Performance Dodge, Inc. (formerly Jim Glover Dodge, Inc.) in Oklahoma City, Oklahoma. Performance Dodge is engaged in the retail sales of new and used automobiles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $5.9 million was financed with debt proceeds of $3.7 million and a mortgage of $1.85 million. The remaining purchase price approximating $302,000 was provided with available cash. The acquisition was accounted for as a purchase, and the operating results of Performance Dodge have been included in the accompanying consolidated statements of operations since the date of the acquisition through the date of disposition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Performance Dodge is presented below (in thousands):

Net working capital.................................  $   1,160
Property and equipment..............................      1,992
Goodwill............................................      2,700
                                                      ---------
  Total.............................................  $   5,852
                                                      ---------
                                                      ---------

    Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. ("Performance"), to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company). The Company received 760,000 shares of the Company's stock valued at a total of $8.7 million. During the quarter ended June 30, 1997, the Company recorded a loss on the disposition of $347,000, including selling expenses. In connection with the sale, the Company repaid

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED)
$4.3 million in long-term debt associated with these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Performance Dodge. The term of the lease is fifteen years with annual rental of approximately $253,000. Upon completion of the transaction, Mr. Emmett M. Rice, Jr. resigned as an Officer and Director of the Company. The combined revenue and operating loss for these dealerships included in the Consolidated Statement of Operations for 1997, 1996, and 1995 are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Revenue......................................................  $  37,312  $  78,869  $  37,567
Operating loss...............................................  $     561  $     338  $     306

    Effective October 1, 1996, the Company acquired Hickey Dodge ("Hickey") in Oklahoma City, Oklahoma. Hickey is engaged in the retail sales of new and used automobiles and in the retail and wholesale of replacement parts and vehicle servicing. The total purchase price of approximately $20 million was financed with proceeds from the Company's initial public offering. The acquisition was accounted for as a purchase, and the operating results of Hickey have been included in the accompanying consolidated statements of operations since the date of the acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Lynn Hickey Dodge is presented below (in thousands):

Net working capital................................  $   4,760
Property and equipment.............................        430
Goodwill and other intangibles.....................     14,862
                                                     ---------
  Total............................................  $  20,052
                                                     ---------
                                                     ---------

    Effective April 1, 1997, the Company acquired Toyota West Sales and Service, Inc. in Las Vegas, Nevada and Douglas Toyota, Inc. in Denver, Colorado (collectively "Spedding Toyota"). Spedding Toyota is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $40.7 million was funded with $28.7 million in cash, $6 million of which was financed with bank debt, 279,720 shares of the Company's common stock valued at approximately $5.0 million, and a seller financed note in the amount of $7 million which matures in 2002. The seller note was repaid in the second fiscal quarter of 1997 with proceeds from the Company's credit facility (see Note 10). In connection with the acquisition of Spedding Toyota, the Company purchased two tracks of land from R. Douglas Spedding, now an Officer of the Company, in exchange for a total of $7.5 million in seller-financed notes. The principal amount, together with interest at the prime rate, matures October, 1998. The land will be used to relocate both the Spedding dealerships to newly constructed facilities. The Spedding Toyota acquisition was accounted for as a purchase and the operating results of Spedding Toyota have been included in the accompanying consolidated statements of operations since April 1, 1997. The cost of the Spedding Toyota acquisition, including acquisition costs, has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    A summary of the purchase price allocation for Spedding Toyota is presented below (in thousands):

Net working capital................................  $   2,330
Property and equipment.............................      1,264
Goodwill and other intangibles.....................     37,120
                                                     ---------
  Total............................................  $  40,714
                                                     ---------
                                                     ---------

    Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West") in Las Vegas, Nevada. Nissan West is engaged in the retail sales of new and used vehicles and in the retail and wholesale sales of replacement parts and vehicle servicing. The total purchase price of approximately $14.3 million was funded with $11.3 million in cash, $9 million of which was financed with borrowings on the Company's credit facility (see Note 10), 125,983 shares of the Company's common stock valued at approximately $2.0 million, and $1.0 million in seller financed notes. The Nissan West acquisition was accounted for as a purchase and the operating results of Nissan West have been included in the accompanying consolidated statements of operations since July 1, 1997. The cost of the Nissan West acquisition, including acquisition costs, has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

    A summary of the purchase price allocation for Nissan West is presented below (in thousands):

Net working capital................................  $     899
Property and equipment.............................        476
Goodwill and other intangibles.....................     12,900
                                                     ---------
  Total............................................  $  14,275
                                                     ---------
                                                     ---------

    The unaudited consolidated statement of operations data is presented below on a pro forma basis as though the acquisition of Lynn Hickey Dodge, Spedding Toyota and Nissan West had all occurred as of the beginning of 1996 (in thousands, except per share data).

                                                       1997        1996
                                                    ----------  ----------
                                                         (UNAUDITED)
Pro forma revenue.................................  $  549,478  $  691,529
Pro forma net income..............................  $    7,293  $   11,298
Pro forma basic and diluted net income per
  share...........................................  $     0.53  $     0.80

    The adjustments to arrive at pro forma revenue include additional revenue based on the historic revenue of Lynn Hickey Dodge, Spedding Toyota and Nissan West prior to the acquisition of each. Adjustments to net income to arrive at pro forma net income include additional amortization expense related to purchased goodwill, increased interest expense associated with acquisition debt, and the tax effects of these adjustments.

    The pro forma results of operations information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 4--MAJOR SUPPLIERS

    The Company owns and operates three Chevrolet, two Nissan, one Dodge and two Toyota automobile dealerships. The Company enters into agreements, ("Agreement{s}"), with the manufacturers that supply new vehicles and parts to each of its dealerships. The Company's existing Chevrolet Agreements have remaining terms of approximately two years, expiring in 2000. The Nissan Agreements expire in 1999 and 2002. The Dodge Agreement has no stated expiration date. The Toyota Agreements expire in 1999. Management currently believes that it will be able to renew each and all of the Agreements upon expiration; however, there can be no assurance that each and all of the Agreements will be renewed.

    The Agreements generally limit locations of dealerships and retain manufacturer approval rights over changes in dealership management and ownership. Each manufacturer is also entitled to terminate the Agreement for a dealership if the dealership is in material breach of the terms. The Agreement with Dodge stipulates that the Company could lose its Dodge dealership upon any change in ownership of a controlling number of shares in the Company. Under the June 1996 supplemental Agreements with Chevrolet, Chevrolet has the right, under certain circumstances, to terminate the Agreements with the Company upon the acquisition by any person or entity of 20% or more of the Common Stock outstanding. In addition, the Company has agreed to comply with the General Motors (GM) Network 2000 Channel Strategy ("Project 2000"). Project 2000 includes a plan to eliminate 1,500 GM dealerships by the year 2000, primarily through dealership buybacks and approval by GM of inter-dealership acquisitions, and encourages dealers to align GM divisions' brands as may be requested by GM. The June 1996 supplemental Agreements require that the Company bring any GM dealership acquired after the initial public offering into compliance with the Project 2000 plan within one year of the acquisition. Failure to achieve such compliance will result in termination of the Agreements and a buyback of the related dealership assets by GM. The Company believes that this aspect of the June 1996 supplemental Agreements does not present a significant risk to its business or future operating results. Under the Company's Agreements with Nissan, Nissan has the right to terminate the Agreements with the Company if, without Nissan's prior approval, Mr. Gilliland's ownership of common stock decreases below 20% of the total number of shares of common stock issued and outstanding or Mr. Gilliland ceases to be the Chief Executive Officer of the Company. Under the Agreements with Toyota, Toyota has the right to terminate the Agreements with the Company if acceptable customer satisfaction is not maintained. Toyota also limits the number of Toyota dealerships the Company may acquire within a nine month period to one as well as an aggregate limit of nine Toyota dealerships that the Company may own.

    The Company's ability to expand operations depends, in part, on obtaining the consent of manufacturers to the acquisition or establishment of additional dealerships.

NOTE 5--ACCOUNTS RECEIVABLE

    Contracts in transit and vehicle receivables primarily represent receivables from manufacturer's captive finance companies such as General Motor Acceptance Corporation (GMAC), Chrysler Credit Corporation and Toyota Motor Credit Corporation and banks and finance companies which provide funding for customer vehicle financing. These receivables are normally collected in less than 30 days from the sale of the vehicle. Trade receivables primarily relate to the sale of parts to commercial customers and finance fees representing amounts due from financial institutions earned from arranging financing for the Company's customers. Amounts due from manufacturers represent receivables for parts and service work performed on vehicles pursuant to the manufacturers warranty coverage. Receivables from manufacturers also include amounts due in connection with the purchase of vehicles ("holdback") pursuant to the

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 5--ACCOUNTS RECEIVABLE (CONTINUED)
dealership agreement; such amounts are generally remitted to the Company on a monthly or quarterly basis.

    The accounts receivable balances at December 31, 1997 and 1996 are comprised of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
Contracts in transit and vehicle receivables......................................  $  10,432  $  12,615
Trade.............................................................................      3,300      2,801
Due from manufacturers............................................................      2,421      2,552
Other.............................................................................      1,072        796
                                                                                    ---------  ---------
                                                                                       17,225     18,764
Less allowance for doubtful accounts..............................................       (341)      (135)
                                                                                    ---------  ---------
  Total accounts receivable.......................................................  $  16,884  $  18,629
                                                                                    ---------  ---------
                                                                                    ---------  ---------

NOTE 6--CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company invests a substantial portion of its excess cash with manufacturers' captive finance companies, and, to a lesser extent, with financial institutions with strong credit ratings. Cash invested with the manufacturers' captive finance companies can be withdrawn at any time. At December 31, 1997, the amounts invested with the captive finance companies approximated $13,657,000 with interest rates of 8.25% to 9.25%. At times, amounts invested with financial institutions may be in excess of FDIC insurance limits. As of December 31, 1997, the Company has not experienced any losses on its cash equivalents.

    Concentrations of credit risk with respect to customer receivables are limited primarily to manufacturers' captive finance companies, financial institutions and banks. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising the Company's customer base. The Company's operations and therefore it customers are concentrated in Amarillo, Texas and Las Vegas, Nevada. During the year ended December 31, 1997 the percentage of the Company's sales generated from its dealerships located in Las Vegas, Nevada and Amarillo, Texas approximated 20.2% and 44.2%, respectively. Management believes that the percentage derived from its Las Vegas, Nevada dealerships will increase during 1998 as these dealerships were acquired during 1997.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 7-- PROVISION FOR FINANCE FEES AND INSURANCE AND WARRANTY COMMISSION CHARGEBACKS

    Presented below is the change in the allowance for estimated future chargebacks for finance fees and insurance and warranty commission for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Balance at January 1....................................................  $   2,209  $   2,056  $   1,595
Provision...............................................................      3,390      2,016      1,917
Acquisitions and dispositions...........................................      1,694     --         --
Actual chargebacks......................................................     (3,242)    (1,863)    (1,456)
                                                                          ---------  ---------  ---------
Ending allowance balance at December 31,................................  $   4,051  $   2,209  $   2,056
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

NOTE 8--INCOME TAX MATTERS

    Components of income tax expense consist of the following (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
Current
  Federal..................................................................  $   2,273  $   3,041  $   1,910
  State....................................................................        461        457        265
Deferred...................................................................      1,479       (136)      (865)
                                                                             ---------  ---------  ---------
  Total income tax expense.................................................  $   4,213  $   3,362  $   1,310
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    Income tax expense for the year ended December 31, 1997, 1996 and 1995 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows (in thousands except percentages):

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Income before income taxes................................................  $  10,926  $   7,944  $   3,505
Statutory tax rate........................................................        34%        34%        34%
Federal income tax at statutory rate......................................      3,715      2,701      1,192
State income tax, net of federal benefit..................................        220        229         97
Valuation allowance.......................................................     --            405     --
Other.....................................................................        278         27         21
                                                                            ---------  ---------  ---------
Total income tax expense..................................................  $   4,213  $   3,362  $   1,310
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Effective tax rate........................................................      38.6%      42.3%      37.4%
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 8--INCOME TAX MATTERS (CONTINUED)
    The net deferred tax liability consists of the following components as of December 31, 1997 and 1996 (in thousands):

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1997       1996
                                                                                     ---------  ---------
Deferred tax liabilities
  Goodwill amortization............................................................  $  (1,138) $    (619)
  Inventory........................................................................     (2,689)    (3,260)
  Other............................................................................       (337)      (279)
                                                                                     ---------  ---------
                                                                                        (4,164)    (4,158)
                                                                                     ---------  ---------
Deferred tax assets
  Deferred warranty revenue........................................................        897      1,669
  Chargeback allowance.............................................................      1,458        817
  Net operating loss carryforward..................................................        511      1,207
  Other............................................................................        157         50
                                                                                     ---------  ---------
                                                                                         3,023      3,743
  Valuation Allowance..............................................................       (405)      (405)
                                                                                     ---------  ---------
                                                                                         2,618      3,338
                                                                                     ---------  ---------
  Net deferred tax liability.......................................................  $  (1,546) $    (820)
                                                                                     ---------  ---------
                                                                                     ---------  ---------
The net deferred tax liability is classified as follows
  Other assets--non-current........................................................  $  --      $   1,094
  Deferred tax liability--current..................................................       (647)    (1,914)
  Deferred tax liability--non-current..............................................       (899)    --
                                                                                     ---------  ---------
  Net deferred tax liability.......................................................  $  (1,546) $    (820)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    As of December 31, 1997, the Company has net federal and state operating loss carryforwards of approximately $3.6 million, which expire in 2001. Future utilization of certain of these loss carryforwards may be limited, and as a result, management has provided a valuation allowance of $405,000.

    The Company changed its tax basis method of valuing inventories from the LIFO method to the FIFO and specific identification methods in 1996. The balance of the LIFO reserve as of the date of the change is being amortized into taxable income over a six year period, thereby increasing current taxes payable. This amortization will create a corresponding reduction in the deferred tax liability related to inventory and will not impact the Company's effective tax rate.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 9--INVENTORIES

    The inventory balances are comprised of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
Inventories at cost
  New vehicles and demonstrators..................................................  $  40,046  $  30,341
  Used vehicles...................................................................     13,001     15,366
  Parts and accessories...........................................................      2,760      2,461
                                                                                    ---------  ---------
  Total inventory.................................................................  $  55,807  $  48,168
                                                                                    ---------  ---------
                                                                                    ---------  ---------

NOTE 10--DEBT

    Notes payable and long-term debt (in thousands):

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Floor plan note payable to General Motors Acceptance Corporation (GMAC) with interest at
  prime(1) less .25%, collateralized by vehicle inventory.................................  $   32,854  $   32,110
Floor plan note and credit line payable to Chrysler Credit Corporation (CCC) with interest at prime(1) plus .75% to 1.50%, collateralized by vehicle inventory and other dealership
  assets..................................................................................      13,290      14,172
Floor plan note payable to Toyota Motor Credit Corporation (TMCC) with interest at
  prime(1) plus .50% collateralized by vehicle inventory..................................       7,224      --
Mortgage loans at prime(1), less .25% to prime(1) plus 1.0% maturing in 2000 through 2002, monthly principal payments aggregating $45,500 plus interest, collateralized by related
  property................................................................................       7,062       7,618
Notes Payable to Jack Biegger Revocable Living Trust with interest at 6.45%, monthly principal payments of $12,410 including interest, maturing
  July 1, 2002............................................................................         589      --
Notes Payable to Dale M. Edwards Revocable Trust with interest at 6.45%, monthly principal
  payments of $7,133 including interest, maturing July 1, 2002............................         339      --
Note Payable to Chase Bank Texas, Credit Facility, with interest at London Interbank
  Offered Rates (LIBOR) plus 2.00%, or prime(1) plus .25%. The LIBOR rate at December 31,
  1997 was 5.8125%........................................................................      37,000      --
Note Payable to GMAC with interest at prime(1) less .25%, collateralized by property and
  inventory...............................................................................      --           4,295
                                                                                            ----------  ----------
                                                                                                98,358      58,195
  Debt payable within one year
    Floorplan notes payable...............................................................     (53,368)    (46,282)
    Current maturities....................................................................        (727)     (1,345)
                                                                                            ----------  ----------
      Total long-term debt................................................................  $   44,263  $   10,568
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

(1) The prime interest rate at December 31, 1997 was 8.50%, and was 8.25% at December 31, 1996.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 10--DEBT (CONTINUED)
    Due to affiliates (in thousands):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Land purchase notes payable to R. Douglas Spedding with interest at prime(1) maturing October
  31, 1998, collateralized by the related property...........................................  $   7,500  $  --
Construction note payable to R. Douglas Spedding with interest at prime(1) plus 1%, maturing
  October 31, 1998, collateralized by the related property...................................      4,807     --
Due to affiliates on demand, with an average rate of 8.0% at December 31, 1997, and 1996.....      2,843      5,478
                                                                                               ---------  ---------
  Debt payable within one year...............................................................  $  15,150  $   5,478
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Scheduled maturities.......................................................................  $  12,307  $  --
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    Scheduled maturities of long-term debt, including amounts due to affiliates subsequent to December 31, 1997 are as follows (in thousands):

1998...............................................................  $  13,034
1999...............................................................        740
2000...............................................................     39,231
2001...............................................................      2,191
2002...............................................................      2,101
                                                                     ---------
  Total............................................................  $  57,297
                                                                     ---------
                                                                     ---------

    During 1997 the Company capitalized $649,000 of interest cost relating to construction of certain dealership facilities. No interest was capitalized in previous years.

    Management believes that the fair value of the Company's long-term debt approximates its recorded value based on the floating nature of the related interest rates.

    See Note 18 for information on amounts due to affiliates.

    On June 26, 1997 the Company entered into a credit facility with Chase Bank Texas. The Company may draw advances under the facility for acquisitions and general corporate purposes. The facility is revolving in nature in that the Company may draw funds and repay advances under the terms, but at no time can the maximum amount outstanding exceed $40 million, $3.0 million was available at December 31, 1997. The note is secured by the stock of the Company's subsidiaries except for those that have entered into dealer agreements with Nissan Motor Corporation In U.S.A. The credit facility has a three year term which expires on June 26, 2000, and the full amount of any outstanding balance is then due and payable. The Company may repay any advance under the facility prior to maturity without prepayment penalty or premium. The Company has the option of two alternative interest rates based on the London Interbank Offered Rate (LIBOR) and the Chase Bank Texas base rate as they may exist from time to time. The interest rate on LIBOR based loans is the LIBOR rate for the time period of the advance plus a margin of 1.25 to 2.00 percentage points depending upon the Company's leverage ratio. The interest rate of base rate loans is the Chase Bank Texas base rate plus a margin of 0 to .25 percentage points depending upon the Company's leverage ratio. Of the $37 million outstanding under the facility at December 31, 1997

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 10--DEBT (CONTINUED)
$30 million had an interest rate of 7.8125% and $7 million had interest rate of 8.75%. The Company also pays a commitment fee for the unused portion of the line of .25 to .50 percentage points depending upon the leverage ratio of the Company. The note agreement contains several affirmative and negative covenants including a leverage test, a cash flow test, a minimum net worth test, a fixed charged coverage test, an interest coverage test, restrictions on the payment of dividends, limits on maintenance type capital expenditures and limits on the increase of additional debt and liens.

NOTE 11--ACCRUED EXPENSES AND OTHER LIABILITIES (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1997       1996
                                                                                     ---------  ---------
Payroll and bonuses................................................................  $   1,655  $   1,625
Deferred warranty revenue--current portion.........................................      1,029      2,216
Chargeback allowance...............................................................      4,051      2,209
Other..............................................................................      3,824      1,358
                                                                                     ---------  ---------
                                                                                     $  10,559  $   7,408
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE 12--PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
Land..............................................................................  $   9,358  $   1,858
Buildings.........................................................................     11,584      9,863
Construction in progress..........................................................     10,509        670
Furniture, fixtures and equipment.................................................      7,900      6,407
                                                                                    ---------  ---------
                                                                                       39,351     18,798
Less: accumulated depreciation....................................................     (6,186)    (5,407)
                                                                                    ---------  ---------
                                                                                    $  33,165  $  13,391
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    As of December 31, 1997, construction in progress primarily represents cost accumulated in the construction of the Toyota dealership facilities in Denver, Colorado and Las Vegas, Nevada as discussed in Notes 3 and 18. Total construction contract commitments associated with these projects total approximately $14.6 million, including costs incurred to date. As discussed in
Note 20, the Company has signed an agreement to sell and leaseback these facilities upon completion in the first half of 1998.

NOTE 13--EMPLOYEE BENEFIT PLANS

    The Company's defined contribution plan, available to substantially all employees, permits eligible participants to contribute from 1% to 15% of their annual compensation. The Company may make voluntary contributions to the plan. The Company has not made any contributions to the plan for the three years ended December 31, 1997.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 14--STOCK OPTIONS AND STOCK PLANS

    The Company has adopted a Stock Option Plan for the purpose of attracting and retaining employees, officers, directors and independent contractors of the Company, or any Subsidiary or Affiliate of the Company, and to furnish additional incentives to such persons by encouraging them to acquire a proprietary interest in the Company. The Company has reserved 1,380,000 shares of stock for option grants under the Plan. The term (not to exceed ten years), vesting period and exercise price of options granted under the Plan are at the discretion of the Board of Directors, with the exception of Incentive options the exercise price of which shall not be less than the fair market value at the date of grant. It is the Company's intention to generally grant options with an exercise price equal to the fair value at the date of grant.

    The following tables summarizes stock options information for 1997 and 1996. There were no options granted prior to 1996.

                                                                  1997                           1996
                                                      -----------------------------  -----------------------------
                                                                  WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                                        SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                                      ----------  -----------------  ----------  -----------------
Options outstanding, beginning of year..............     260,394      $   16.44          --             --
  Granted...........................................   1,065,479      $    8.69         260,394      $   16.44
  Exercised.........................................      --             --              --             --
  Canceled..........................................     176,166      $   18.85          --             --
                                                      ----------                     ----------
Options outstanding, end of year....................   1,149,707      $    8.89         260,394      $   16.44
                                                      ----------                     ----------
                                                      ----------                     ----------
Options exerciseable, end of year...................     969,861      $    9.16         180,394      $   15.19
Options available for grant, end of year............     360,601                      1,249,914

                                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISEABLE
                                               -----------------------------------------------  ------------------------
                                                                                    WEIGHTED                  WEIGHTED
                                                NUMBER OF     WEIGHTED AVERAGE       AVERAGE     NUMBER OF     AVERAGE
RANGE OF                                         OPTIONS    REMAINING CONTRACTUAL   EXERCISE      OPTIONS     EXERCISE
EXERCISED PRICES                               OUTSTANDING      LIFE (MONTHS)         PRICE     EXERCISEABLE    PRICE
---------------------------------------------  -----------  ---------------------  -----------  -----------  -----------
$ 0.00 - $ 0.01..............................      25,000               110         $    0.01       --        $  --
  7.70 -   9.62..............................     861,213               115              8.05      723,189         8.05
  9.63 -  11.55..............................     105,000               114             10.00      101,000        10.00
 11.56 -  13.47..............................       6,000               113             13.08        1,200        13.08
 13.48 -  15.40..............................     139,394               104             14.00      139,394        14.00
 15.41 -  19.25..............................      13,100               111             15.79        5,078        16.24

    The tables above include actions taken by the Company during the third quarter of 1997. The Company modified the pay plans of certain officers and key employees for the three months ended September 30, 1997 resulting in a reduction in compensation expense of approximately $1.3 million. As part of the modified pay plans, the Company granted to these officers and employees options to purchase 492,214 shares of the Company's common stock at an exercise price of $8.06 per share representing the market price of the shares on the date of grant. The options were fully vested when granted. The Company advanced to these officers and employees an aggregate of approximately $821,000 which is to be repaid to the Company by no later than February 1999.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 14--STOCK OPTIONS AND STOCK PLANS (CONTINUED)
    The Company canceled 169,038 previously issued options at an exercise price range of $18.00 to $19.25 per share. The Company issued new options with an exercise price of $8.06 per share which was the market price on the measurement date.

    The Company has adopted the disclosure-only provision of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The following table presents pro forma net income assuming the Company recognized compensation expense for stock options granted using estimated fair market value method instead of the intrinsic value method.

                                                                                       YEAR ENDED DECEMBER
                                                                                               31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Net income (in thousands)
  As reported........................................................................  $   6,713  $   4,582
  Pro-forma..........................................................................      3,925      3,794
Basic and diluted net income per share
  As reported........................................................................  $     .49  $     .42
  Pro-forma..........................................................................        .29        .34

    The weighted average fair market value at grant date of the 1,040,479 and 260,394 options issued at market during 1997 and 1996 was $6.35 and $8.63 per option, respectively. The grant date fair market value of 25,000 options with an exercise price below market price granted during 1997 was $18.74 per option. Such market value estimates were derived from the Black Scholes option-pricing model as of the date of each grant using the following weighted average assumptions for the 1997 and 1996 grants; dividend yield of 0.0%; expected volatility of 45% and 28%, respectively; risk free interest rate of 6.1% and 6.4%, respectively; and expected lives of seven years.

    The Company may grant shares of restricted stock, which are subject to forfeiture, under such conditions and for such period of time (not less than one year) as the Company may determine. The conditions or restrictions of any restricted stock awards may include restrictions on transferability, requirements of continued employment, individual performance or the Company's financial performance. The Company has not made any grants of restricted stock to date.

    Pursuant to an agreement dated April 1, 1996 between a former Company executive and GGFP, GGFP agreed to sell 3% (equal to 303,750 shares) of the common stock of the Company on a fully diluted basis for $250,000. In the second quarter of 1996, the Company recorded a non-cash charge of $1,099,000 for compensation, which represents the difference between the estimated fair value, as of April 1, 1996, of the common stock purchased ($1,349,000) and the cash consideration paid. In 1997, the Company recorded approximately $56,000 of compensation expense related to certain options granted in 1997 with an exercise price that was below the market value of the Company's common stock at the measurement date.

NOTE 15--STOCKHOLDERS' RIGHTS AGREEMENT

    Immediately prior to the completion of the initial public offering, the Company adopted a stockholder rights agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, each shareholder of the Company has been issued one right for each share of common stock owned. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company. Each right becomes

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 15--STOCKHOLDERS' RIGHTS AGREEMENT (CONTINUED) exercisable upon certain events involving the acquisition of or stated intention by an entity to acquire 19.9% of the Company's common stock. Upon the occurrence of such an event, each right entitles its holder to purchase common stock of the Company or, in certain circumstances, of the acquirer, worth twice as much as the exercise price. The Company may, at the discretion of the Board of Directors lower this threshold of 19.9% to 10% of the common stock then outstanding. If the Company is unable to issue a sufficient number of shares of common stock to permit the exercise in full of the rights for common stock, it will issue shares of junior preferred stock upon exercise of the rights. The junior preferred stock is non-redeemable and junior to any other preferred stock of the Company. The provisions of the junior preferred stock are designed to provide that each one one-hundredth of a share of junior preferred stock issuable upon exercise of a right approximates the value of one share of common stock. Each whole share of junior preferred stock will accrue a quarterly dividend of $1 and a dividend equal to 100 times any dividend paid on the common stock. Upon liquidation of the Company, each whole share of junior preferred stock will have a liquidation preference of $100 plus an amount equal to 100 times the amount paid on any shares of common stock. Each share of junior preferred stock will entitle its holder to 100 votes on matters submitted to the Company's stockholders, which votes will be cast with the votes of the holders of common stock. If the Company were merged, consolidated or involved in a similar transaction, each share of junior preferred stock would entitle its holder to receive 100 times the amount received by holders of common stock in the merger or similar transaction.

NOTE 16--COMMITMENTS AND CONTINGENCIES

    Richard V. Holland, a former general manager of Westgate Chevrolet, Inc., a subsidiary of the Company, has brought a lawsuit against the Company, Gilliland Group, Inc., an affiliate of the Control Group, and Emmett Rice, Jr., a former officer and director of the Company, Richard V. Holland v. Gilliland Group, Inc., et al., Cause No. 97-00028 in the 261st Judicial District Court of Travis County, Texas. Mr. Holland is claiming that the defendants breached an oral employment agreement by which Mr. Holland was to allegedly receive ten percent (10%) of the stock of Westgate Chevrolet, Inc. The Company and the other defendants have specifically denied the existence of any such agreement and intend to vigorously defend their position. The lawsuit is in its early stages and no discovery has taken place, other than exchanging written interrogatories and requests for production of documents. Depositions are scheduled to be conducted in the near future. The Company believes, based on opinion of counsel, that there is less than a reasonable likelihood that the plaintiff will be successful.

    The Company is a defendant in three class action lawsuits that have been filed by several claimants against approximately 700 automobile dealerships across the State of Texas. The plaintiffs allege that the charging of the vehicle inventory taxes to vehicle purchasers constitutes fraud, violates the Texas Deceptive Trade Practices Act, and constitutes price fixing in violation of the Clayton Antitrust Act. The Texas Automobile Dealers Association has hired counsel to represent the defendants in these lawsuits. The defendants have denied the allegations and the affiliates contend that they have charged the vehicle inventory taxes to vehicle purchases in compliance with applicable law. The lawsuits are in their early stages and no discovery has been conducted other than the Company has answered interrogatories and document production request in one of the lawsuits. The defendants intend to vigorously defend their position.

    The Company has not recorded any liability in the accompanying Consolidated Balance Sheets for any of the above described claims.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is a party to various other legal actions arising in the ordinary course of its business. While it is not feasible to determine the outcome of these actions, the Company's information available at this time, including discussions with legal counsel, does not indicate that these matters will have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

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

    The Company has certain financial guarantees outstanding representing conditional commitments issued by the Company to guarantee the payment of certain customer's loans. These financial guarantees have historically represented an immaterial portion of its sales. The Company's exposure for financial guarantees is less than the customers full contractual obligations outstanding under such financial guarantees which at December 31, 1997 were less than $5.0 million. No material loss is anticipated as a result of such guarantees.

    The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $5.5 million consisting of approximately $4.0 million cash, $1.4 million in seller financed notes and $100,000 in value of the Company's common stock. In January 1998 the Company advanced approximately $1.7 million towards the closing of this transaction. The Company expects to complete the transaction by the end of the second fiscal quarter of 1998. The Company has been managing the dealership since December 1, 1997 under a management agreement. The Company provides management of day to day operations in exchange for a non-refundable fee equal to the dealership's net profit before tax during the period of the management agreement. The fee for December 1997 was approximately $31,000.

    The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company expects to complete this transaction by the end of the second fiscal quarter of 1998. The Company began managing the dealership under a management agreement on February 1, 1998. The agreement requires the Company to provide management of day to day operations in exchange for a non-refundable fee equal to the dealership's net profit before tax during the period of the management agreement less a fixed amount of $70,000 per month.

NOTE 17--SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Interest paid....................................................  $   6,468  $   4,772  $   3,697
Income taxes paid................................................  $   2,699  $   3,177  $   1,707

    The Company acquired two dealerships during 1995, both of which were financed primarily with debt. During 1996, the Company purchased another dealership which was partially financed with debt (see Note 3). The Company also recognized stock compensation expense aggregating $1,099,000 for stock purchased by an employee (see Note 14). In 1997 the Company acquired three dealerships which were

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 17--SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS) (CONTINUED) partially financed with debt and Company common stock (see Note 3). Also the disposal of two dealerships in Oklahoma City, Oklahoma in 1997 resulted in the Company receiving consideration of approximately $8.7 million in treasury stock.

NOTE 18--RELATED PARTY TRANSACTIONS

    Until October 1, 1996, the Company received services provided by GGFP which included treasury, risk management, tax compliance, employee benefits administration and other miscellaneous services. The costs associated with these services were allocated to the Company as described in Note 1. During fiscal 1996 and 1995, allocated expenses from GGFP to the Company approximated, $1,302,000 and $1,090,000, respectively. These allocations are classified as selling, general and administrative expense in the accompanying Consolidated Statement of Operations. During 1997 the Company provided certain services, primarily payroll related, to GGFP. GGFP reimbursed the Company approximately $351,000 for these services. The Company no longer provides these services to GGFP.

    The Company from time to time used an airplane that was beneficially owned by Bill Gilliland and Robert W. Hall, Chairman and Senior Vice Chairman, respectively. The Company paid the owners $20,000 per month for fixed cost, $500 per hour for operating expenses and actual fuel cost when the airplane was used by the Company. During 1997, 1996 and 1995 the Company paid the owners an aggregate of $502,000, $175,000 and $199,000 respectively under the current and similar arrangements. In the fourth quarter of 1997, this agreement was amended due to a change in equipment. The new owner is Bill Gilliland. The agreement provides for the Company to pay the owner $20,000 per month for fixed cost, $800 per hour for operating expenses and actual fuel cost when the airplane is used by the Company. No payments were made under the new arrangement in 1997. The Company believes that these fees are no less favorable to the Company than could be obtained in an arm's-length transaction between unrelated parties. The Company anticipates that as it pursues its acquisition strategy, its use of this airplane will increase and its costs associated with the plane will correspondingly increase.

    In addition to the corporate allocations described above, prior to 1996, the Company paid the Control Group a management fee for executive management services. This fee was generally based upon the profits earned and the level of executive management services rendered. These fees are shown separately on the face of the accompanying Consolidated Statement of Operations. Commencing in 1996, the Company ceased to pay management fees to the Control Group.

    In general, the Company is required to pay for all vehicles purchased from the manufacturers upon delivery of the vehicles to the Company. Manufacturer's captive finance companies provide financing for all new vehicles and certain used vehicles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with the finance companies, the Company may deposit funds with such finance companies in an amount up to a certain percentage of the outstanding floor plan balance. Such funds earn interest at approximately the same rate charged on outstanding floor plan balances. From time to time certain Company executives and other affiliates will advance funds to the Company primarily for the purpose of investing excess cash with the finance companies. The Company acts only as an intermediary in this process. At December 31, 1997 and 1996, funds advanced and outstanding from affiliates approximated $2,843,000 and $5,260,000, respectively. Aggregate amounts outstanding pursuant to these arrangements at December 31, 1997 and 1996 are included in Due to Affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during 1997, 1996 and 1995 approximated $259,000, $464,000, and $226,000, respectively.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 18--RELATED PARTY TRANSACTIONS (CONTINUED)
    GGFP was the contracting agent for the construction of certain facilities for the Company during 1997 and 1996. The total cost of the facilities approximated $448,000 and $1,013,000 for 1997 and 1996, respectively. Such amounts include approximately $106,000 and $41,000 for 1997 and 1996, respectively, as payment to GGFP for architectural and construction management fees.

    The Company leases its corporate offices, which were expanded in 1997, from GGFP under a five-year lease extending through June 2001 for an annual rent of approximately $123,000.

    Subsequent to the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc. (see Note 3), the seller, R. Douglas Spedding became an officer of the Company. In connection with the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc., the Company purchased two tracks of land from R. Douglas Spedding in exchange for a total of $7.5 million in seller-financed notes (see Note 10). The tracks of land will be used to relocate the Las Vegas, Nevada and Denver, Colorado dealerships to newly constructed facilities. In connection with interim financing on construction projects at the two new locations the Company entered into an Interim Construction and Master Loan Agreement ("Loan Agreement") with R. Douglas Spedding (see Note 10 ). The Loan Agreement provides interim financing of $7.4 million at an interest rate of prime plus 1% for construction of new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado. At December 31, 1997 the amount outstanding pursuant to the Loan Agreement approximated $4,807,000 and had an interest rate of 9.5%. Total interest paid during 1997 to R. Douglas Spedding and his affiliates was approximately $204,000.

    Upon the Company's acquisition of Spedding Toyota, the seller R. Douglas Spedding, agreed to reimburse the Company for the cost of repair work for customers who had purchased an extended warranty from Spedding Toyota prior to the acquisition. In 1997 Mr. Spedding reimbursed the Company $446,000 for the cost of such repair work. The Company also agreed to reimburse Mr. Spedding for his office facilities in Denver, Colorado until he is relocated to the new facility under construction in Denver, Colorado. The Company reimbursed Mr. Spedding $155,000 in 1997 for the office cost.

    During 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Companies former Chief Operating Officer (also a shareholder and former Director of the Company). The Company recorded a loss on the disposition of $347,000 (see Note 3).

NOTE 19--LEASES

    The Company leases, under operating leases, land and buildings relating to certain of its dealerships and certain computer equipment. The property leases expire in 1998 through 2006 and have renewal options ranging from 5 to 7 years (see Note 18 regarding leases with related parties). Additionally, the Company has an option to purchase a portion of the property on which Quality Nissan, Inc. operates for $400,000 upon expiration of that lease in 1998. The total rent expense under all operating leases approximated $2,308,000, $667,000 and $301,000 in 1997, 1996 and 1995, respectively.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 19--LEASES (CONTINUED)
    The aggregate minimum rental commitments for all non-cancelable operating leases are as follows (in thousands):

Fiscal year:
  1998.............................................  $   2,558
  1999.............................................      2,445
  2000.............................................      2,322
  2001.............................................      2,133
  2002.............................................      1,865
                                                     ---------
  Thereafter.......................................      5,244
                                                     ---------
                                                     $  16,567
                                                     ---------
                                                     ---------

NOTE 20--SUBSEQUENT EVENTS

    On December 31, 1997, the Company entered into a contract with a third party to sell all of its dealership real property in Amarillo, Texas and the dealership real property under construction in Denver, Colorado and Las Vegas, Nevada. The Company agreed to a sale price of $35.3 million. In connection with the sale, the Company exercised its option to purchase certain real property under lease used by its Quality Nissan dealership in Amarillo, Texas for $400,000, (see Note 19) and included the property in the sale. The Company will leaseback all the property for a term of ten years with two ten year renewal options. The initial annual lease rate for all the property is approximately $3.9 million triple net with annual escalation not to exceed 2.5% per year beginning the fourth year of the initial lease term. The Company will use the proceeds to retire approximately $5.5 million in existing mortgages, $7.5 million in existing land purchase notes, (see Notes 10 and 18) and $4.8 million in construction notes. The remainder of the proceeds will be used to complete the construction of the property in Las Vegas, Nevada and Denver, Colorado and general corporate purposes including the reduction of other debt, acquisitions and working capital needs. A gain of approximately $3.6 million on the transaction will be deferred and amortized into income as a reduction of lease costs over the lease term. Part of the transaction was completed on February 24, 1998 with the Company receiving $13.2 million sale proceeds for its Amarillo, Texas property and paid off existing mortgages of approximately $5.5 million. The balance of the transaction for the two properties in Las Vegas, Nevada and Denver, Colorado is expected to be completed by the end of April, 1998 after all construction is completed.

    Effective January 1, 1998 the Company completed its previously announced acquisition of JRJ Investments, Inc. which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.2 million. The cash portion, $13.4 million, was funded under the Company's credit facility and from available working capital. The December 31, 1997 Balance Sheet included a deposit of approximately $4.0 million toward closing the transaction. The Company also issued a note for $2.8 million payable to the seller bearing interest at 8%. The note calls for payments in equal monthly installments of approximately $56,000 for five years. The note may be repaid in full at anytime without premium or penalty. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999. JRJ Investments, Inc. was

                      CROSS-CONTINENT AUTO RETAILERS, INC.

NOTE 20--SUBSEQUENT EVENTS (CONTINUED)
operated by the Company from November 1, 1997 through December 31, 1997 under a management agreement. The Company provided management of day to day operations in exchange for a non-refundable fee equal to the dealership's net profit before tax during the time of the management agreement less a fixed amount of $20,000 per month. The Company recorded approximately $228,000 from the operation of the management agreement in the fourth quarter of 1997.

    On January 16, 1998, the Company entered into floor planning notes with R. Douglas Spedding, an officer of the Company, for $3,000,000. The purpose of the arrangement is to provide financing for the Company's used vehicle operation at its Toyota dealerships in Denver, Colorado and Las Vegas, Nevada. The notes mature on June 1, 1998 and bear interest at 9%. The amount of the note is settled and adjusted the tenth day of each month to be equal to 60% of the borrowing base, defined as the aggregate value of the used vehicles at the two dealerships as shown on the previous month financial statement less any other used vehicle floor planning debt.

NOTE 21--QUARTERLY DATA (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                          --------------------------------------------------------
                                                           MARCH 31       JUNE 30       SEPT. 30        DEC. 31
                                                          -----------  -------------  -------------  -------------
                                                                     (THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1997
  Net sales and operating revenue.......................   $  89,022   $  135,387(1)  $  134,784(2)  $  112,925
  Gross profit..........................................   $  15,183   $   23,531     $   23,723     $   18,825
  Net income............................................   $   2,146   $    1,866     $    2,612     $       89
  Basic and diluted net income per share................   $     .16   $      .13     $      .19     $      .01

YEAR ENDED DECEMBER 31, 1996
  Net sales and operating revenue.......................   $  71,229   $   70,012     $   76,582     $  103,759(3)
  Gross profit..........................................   $  11,333   $    9,987     $   12,054     $   16,558
  Net income (loss).....................................   $   1,599   $     (570)(4) $    1,635     $    1,917
  Basic and diluted net income (loss)per share..........   $     .16   $     (.06)    $      .16     $      .14

------------------------

(1) Includes results of operations for Douglas Toyota, Inc. and Toyota West Sales & Service, Inc. from April 1, 1997.

(2) Includes results of operations of Sahara Nissan, Inc. from July 1, 1997.

(3) Includes results of operations for Lynn Hickey Dodge from October 31, 1996.

(4) Includes non-cash compensation charge of $1,099,000 relating to an executive stock purchase agreement and a charge of $600,000 relating to an executive bonus.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1998.

                                          CROSS-CONTINENT AUTO RETAILERS, INC.

                                          By:         /s/ BILL GILLILAND

                                             -----------------------------------

                                                       Bill Gilliland,
                                                CHAIRMAN AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                      DESCRIPTION                 DATE
-------------------------------  -----------------------------  ----------------
                /s/ BILL         Chairman, Chief Executive
           GILLILAND              Officer & Director
-------------------------------   (principal executive           March 27, 1998
        Bill Gilliland            officer)

             /s/ ROBERT W.
             HALL                Senior Vice Chairman &
-------------------------------   Director                       March 27, 1998
        Robert W. Hall

              /s/ JAMES F.
            PURSER               Chief Financial Officer &
-------------------------------   Director (principal            March 27, 1998
        James F. Purser           financial officer)

             /s/ ROBERT F.
             GREEN
-------------------------------  Director                        March 27, 1998
        Robert F. Green

               /s/ JOHN W.
            GAINES               Vice President-Finance &
-------------------------------   Director                       March 27, 1998
        John W. Gaines

            /s/ CHARLES D.       Vice President, Chief
            WINTON                Accounting Officer
-------------------------------   (principal accounting          March 27, 1998
       Charles D. Winton          officer)

             /s/ JOHN H.
           MARMADUKE
-------------------------------  Director                        March 27, 1998
       John H. Marmaduke

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  2.1      Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and
             Cross Country Dodge, Inc. (1)
  2.2      Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers,
             Inc. and R. Douglas Spedding (2)
  2.3      Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto
             Retailers, Inc. and R. Douglas Spedding (3)
  2.4      Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc.,
             Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the
             Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto
             Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)
  2.5      Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent
             Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan,
             as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among
             Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack
             Biegger Nissan (10)
  2.6      Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, The Chaisson Family Trust R-501, and Cross-Continent Auto Retailers, Inc. (11)
  2.6.1    Consent to Termination of Agreements dated as of August 5, 1997, among Cross-Continent Auto Retailers,
             Inc., JRJ Investments, Inc. and The Chaisson Family Trust R-501 (11)
  2.7      Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers,
             Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
  2.8      Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross-Continent Auto
             Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
  2.9      Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-Continent Auto
             Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust,
             and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan. (9)
  2.10     Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and
             Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the
             Commission upon request). (11)
  2.11     Stock Purchase Agreement dated as of October 8, 1997, by and among Cross-Continent Auto Retailers,
             Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (13)
  2.12     Amendment to Stock Purchase Agreement dated as of October 14, 1997, by and among Cross-Continent Auto
             Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (13)
  2.13     Amended and Restated Stock Purchase Agreement dated as of November 1, 1997, by and among
             Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc.
             (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
             (15)

  2.14     Stock Purchase Agreement dated October 16, 1997, by and among Cross-Continent Auto Retailers, Inc.,
             Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
  2.15     Amendment to Stock Purchase Agreement dated January 14, 1998, by and among Cross-Continent Auto
             Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc.
  2.16     Asset Purchase Agreement dated December 17, 1997, by and among Vinci, Inc., Ronald C. Vinci, and Sahara
             Imports, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
  2.17     Amendment to Asset Purchase Agreement dated January 29, 1998, by and among Vinci, Inc., Ronald C.
             Vinci, and Sahara Imports, Inc.
  3.1      Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (4)
  3.3      Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc. (4)
  4.1      Specimen Common Stock Certificate (4)
  4.2      Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent
             (4)
  4.3      Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (5)
  4.4      Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers,
             Inc. and R. Douglas Spedding (3)
  4.5      Registration Rights Agreement dated January 5, 1998, by and between Cross-Continent Auto Retailers,
             Inc. and The Chaisson Family Trust R-501
 10.1      Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General
             Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July
             29, 1996 (1)(6)
 10.2      Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of
             October 1, 1996 (1)
 10.3      Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan
             Motor Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (4)
 10.4      Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan
             Motor Corporation, U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (4)
 10.4(a)   Dollar Volume Contract dated April 1, 1997, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc.,
             Midway Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
 10.5      Sublease Agreement dated June 1, 1995, between Gilliland Group Family Partnership and Performance
             Nissan, Inc. (1)
 10.6      Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore A. Braly as Trustee of the Eleanore
             A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
 10.7      Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and Cross-Country Auto
             Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (1)
 10.8      Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance
             Corporation and Performance Dodge, Inc. (1)(7)
 10.9      Corporation and Shareholders' Agreement of Xaris Management Co. (1)
 10.10     Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc. (1)

 10.10.1   Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of
             $1,850,000 (2)
 10.10.2   Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of
             $3,700,000 (fully repaid) (2)
 10.10.4   Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
 10.10.5   Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and
             Performance Dodge, Inc. (2)
 10.11     Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
 10.11.1   Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance
             Corporation, in the amount of $977,249.74 (2)
 10.11.2   Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors
             Acceptance Corporation and Midway Chevrolet, Inc. (2)
 10.11.3   Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway
             Chevrolet, Inc. (2)
 10.12     Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan, L.L.C. (1)
 10.12.1   Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000 (2)
 10.12.2   Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and
             Performance Nissan, L.L.C. (2)
 10.12.3   Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (2)
 10.13     Documents relating to used vehicle inventory financing agreements between General Motors Acceptance
             Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)(7)
 10.13.1   Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7, 1996, between General
             Motors Acceptance Corporation and Plains Chevrolet, Inc. (2)(7)
 10.13.2   Promissory Note dated June 7, 1996, by Plains Chevrolet, Inc. to General Motors Acceptance Corporation,
             in the amount of $3,000,000 (2)(8)
 10.13.3   Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and
             Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc.
             (2)
 10.14(*)  Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and
             James F. Purser (2)
 10.15(*)  Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R.
             Wayne Moore (11)
 10.16(*)  Employment Agreement dated as of April 1, 1997, by and between R. Douglas Spedding and Cross-Continent
             Auto Retailers, Inc. (3)
 10.17(*)  Employment Agreement dated as of April 1, 1997, by and between Douglas J. Spedding and Cross-Continent
             Auto Retailers, Inc. (3)
 10.18     Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas
             Spedding in the principal amount of $7,000,000 (fully repaid) (3)
 10.19     Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank
             in the principal amount of $8,000,000 (fully repaid) (3)

 10.20     Documents dated April 10, 1997, relating to Promissory Note by Cross-Continent Auto Retailers, Inc. to
             the order of RDS, Inc. in the principal amount of $2,000,000 (3)
 10.20.1   Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
 10.20.2   Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
 10.20.3   Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
 10.21     Documents dated April 10, 1997, relating to Promissory Note by Cross-Continent Auto Retailers, Inc. to
             the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
 10.21.1   Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
 10.21.2   Security Agreement between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
 10.21.3   Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
 10.22     Release and Indemnification Agreement dated as of April 10, 1997, between Cross-Continent
             AutoRetailers, Inc. and R. Douglas Spedding (3)
 10.23     Unsecured Promissory Note dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Jack
             Biegger Revocable Living Trust, in the principal amount of $360,000.00. (9)
 10.24     Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Dale M.
             Edwards Revocable Family Trust, in the principal amount of $240,000.00. (9)
 10.25     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Jack Biegger Revocable
             Living Trust, in the principal amount of $275,000.00. (9)
 10.26     Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Dale M. Edwards Revocable
             Family Trust, in the principal amount of $125,000.00. (9)
 10.27     Documents, dated as of June 26, 1997, relating to line of credit for Cross-Continent Auto Retailers,
             Inc. with Texas Commerce Bank National Association, individually and as agent. (9)
 10.27.1   Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas Commerce Bank
             National Association. (9)
 10.27.2   Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of
             Texas Commerce Bank National Association. (9)
 10.27.3   Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and Texas Commerce Bank
             National Association. (9)
 10.28     Dealer Sales and Service Agreement dated July 1, 1997, between the Nissan Division of Nissan Motor
             Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto Retailers, Inc., and Bill A.
             Gilliland. (9)
 10.29     Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers, Inc. and The Jack
             Biegger Revocable Living Trust. (9)
 10.30     Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett
             M. Rice, Jr. (11)
 10.32     Documents, dated as of August 7, 1997, relating to the line of credit for Cross-Continent Auto
             Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent (13)
 10.32.1   First Amendment to Revolving Credit Agreement among Cross-Continent Auto Retailers, Inc.; its subsidiaries; Texas Commerce Bank National Association; Amarillo National Bank; The Bank of
             Tokyo-Mitsubishi, Ltd., Houston Agency; and U. S. Bank. (13)

 10.32.2   Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of
             Texas Commerce Bank National Association in the principal amount of $22,500,000 (13)
 10.32.3   Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of
             Amarillo National Bank in the principal amount of $7,500,000 (13)
 10.32.4   Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Bank of Tokyo-Mitsubishi, Ltd., Houston Agency, in the principal amount of $5,000,000 (13)
 10.32.5   Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of U.
             S. Bank in the principal amount of $5,000,000 (13)
 10.33     Lease Agreement dated August 15, 1997 between Cross-Continent Auto Retailers, Inc. and Performance
             Dodge, Inc. (12)
 10.34     Joinder Agreement dated July 1, 1997 between Sahara Nissan, Inc. and Texas Commerce Bank National
             Association (13)
 10.35     Documents dated as of September 30, 1997 relating to the loan agreement between Cross-Continent Auto
             Retailers, Inc. and R. Douglas Spedding (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (13)
 10.35.1   Master Construction and Master Loan Agreement among Toyota West Sales and Service, Inc., Douglas
             Toyota, Inc., Sahara Imports, Inc., and Cross-Continent Auto Retailers, Inc. as Borrowers, and R.
             Douglas Spedding as Lender (13)
 10.35.2   Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,400,000 (13)
 10.35.3   Deed of Trust among Cross-Continent Auto Retailers, Inc. as Borrower, the Public Trustee of Adams
             County, Colorado, as Trustee, and R. Douglas Spedding as Lender (13)
 10.35.4   Deed of Trust and Assignment of Rents among Cross-Continent Auto Retailers, Inc. as Grantor, Old
             Republic Title Company of Nevada as Trustee, and R. Douglas Spedding as Beneficiary (13)
 10.35.5   Security Agreement between Cross-Continent Auto Retailers, Inc., Douglas Toyota, Inc. and Toyota West
             Sales and Service, Inc. as Debtors and R. Douglas Spedding as Lender (13)
 10.35.6   Guaranty by Bill A. Gilliland in favor of R. Douglas Spedding (13)
 10.36     Documents dated August 22, 1997 relating to loans by General Motors Acceptance Corporation to
             Cross-Continent Auto Retailers, Inc. and certain subsidiaries (13)
 10.36.1   Cross Default and Cross Collateralization Agreement among General Motors Acceptance Corporation and
             Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., Westgate Chevrolet, Inc.,
             Sahara Nissan, Inc., and Cross-Continent Auto Retailers, Inc. (13)
 10.36.2   Guaranty Agreement between Cross-Continent Auto Retailers, Inc. and General Motors Acceptance
             Corporation (13)
 10.37     Assumption Agreement dated August 22, 1997 between General Motors Acceptance Corporation and
             Cross-Continent Auto Retailers, Inc. relating to Performance Dodge, Inc. (omitting exhibit thereto, which will be furnished supplementally to the Commission upon request) (13)
 10.38     Amendment to Office Lease dated October 1, 1997, between Gilliland Group Family Partnership and
             Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (13)
 10.39     Amendment No. 1 to Nissan Dealer Term Sales and Service Agreement dated October 13, 1997, between the
             Nissan Division of Nissan Motor Corporation U.S.A. and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan
             (13)

 10.40     Management Agreement dated as of the 16th day of October, 1997, by and between Cross-Continent Auto
             Retailers, Inc. and Tar-Car, Inc.
 10.41     Amendment to Management Agreement effective as of November 1, 1997, by and between Cross-Continent Auto
             Retailers, Inc. and Tar-Car, Inc.
 10.42     Management Agreement dated as of the 17th day of December, 1997, by and between Sahara Imports, Inc.
             and Vinci, Inc.
 10.43     Management Agreement dated as of November 1, 1997 by and among Cross-Continent Auto Retailers, Inc.,
             JRJ Investments, Inc., and the Chaisson Family Trust R-501 (15)
 10.44     Triple Net Lease Agreement dated November 1, 1997 covering 2333 South Decatur Boulevard, Las Vegas,
             Nevada, by and between JRJ Properties and JRJ Investments, Inc. (15)
 10.45     Triple Net Lease Agreement dated November 1, 1997 covering 261 and 251 Auto Mall Drive, Henderson,
             Nevada, by and between The Chaisson Family Trust R-501 and JRJ Investments, Inc. (15)
 10.46     Unsecured Promissory Note dated January 5, 1998, by Cross-Continent Auto Retailers, Inc. to The
             Chaisson Family Trust R-501 (15)
 10.47     Management Agreement dated January 5, 1998, by and among Cross-Continent Auto Retailers, Inc., JRJ
             Investments, Inc., and The Chaisson Family Trust R-501. (15)
 10.48     Escrow Agreement dated January 5, 1998, by and among Cross-Continent Auto Retailers, Inc., The Chaisson
             Family Trust R-501, and United Title of Nevada, Inc. (15)
 10.49     Agreement Regarding Stock Options dated January 5, 1998, between James J. Chaisson, Jr. and
             Cross-Continent Auto Retailers, Inc. (15)
 10.50     Real Property Purchase Agreement dated as of December 31, 1997, by and among Capital Automotive REIT,
             Capital Automotive, L.P., Plains Chevrolet, Inc., Midway Chevrolet, Inc., Westgate Chevrolet, Inc.,
             Quality Nissan, Inc., and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
 10.51     Documents dated January 16, 1998 relating to financing for the purchase of used vehicles at T-West
             Sales & Service, Inc. and Douglas Motors
 10.51.1   Promissory Note from T-West Sales & Service, Inc. to R. Douglas Spedding, with Guaranty by
             Cross-Continent Auto Retailers, Inc.
 10.51.2   Security Agreement between T-West Sales & Service, Inc. and R. Douglas Spedding
 10.51.3   Promissory Note from Douglas Motors, Inc. to R. Douglas Spedding, with Guaranty by Cross-Continent Auto
             Retailers, Inc.
 10.51.4   Security Agreement between Douglas Motors, Inc. and R. Douglas Spedding
 10.52     Sublease Agreement dated February 25, 1998 by and between Allied 2000 Collision Center, Inc. and Plains
             Chevrolet, Inc.
 10.53     Sublease Agreement dated February 25, 1998 by and between Working Man's Credit Plan, Inc. and Plains
             Chevrolet, Inc.
 10.54     Sublease Agreement dated February 25, 1998 by and between Westgate Chevrolet, Inc. and Enterprise
             Rent-A-Car Company
 10.55     Guaranty and Subordination Agreement dated February 25, 1998 by Cross-Continent Auto Retailers, Inc. in
             favor of Capital Automotive, L.P.
 10.56     Lease Agreement dated February 25, 1998 by and between Capital Automotive, L. P. and Plains Chevrolet,
             Inc. (14)
 10.57     Dealer Agreement effective as of February 1, 1998 by and between BMW of North America, Inc. and JRJ
             Investments, Inc.

 21.1      Subsidiaries
 23.1      Consent of independent accountants
 27.1      Financial Data Table

------------------------

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

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, incorporated herein by reference.

(14) Substantially identical agreements exist between Capital Automotive, L.P. and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., Douglas Motors, Inc., and T-West Sales & Service, Inc.

(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998, incorporated herein by reference.