Form 10-Q
period 1998-03-31
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1998-05-15
CIK 1016919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1998:

                 Class                              Shares Outstanding
---------------------------------------      ----------------------------------
Common  Stock, $.01 par value per share                 13,573,908

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                                      INDEX


Part I

       Financial Information                                                  Page
       Item 1   Financial Statements

                       Consolidated Statements of Operations
                       Three Months Ended March 31, 1998 and March 31, 1997     3

                       Consolidated Balance Sheets at
                       March 31, 1998 and December 31, 1997                     4

                       Combined Statements of Cash Flows
                       Three Months Ended March 31, 1998 and March 31, 1997     5

                       Notes to Consolidated Financial Statements               6

                       Independent Accountants' Review Report                   10

       Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             11

                       Margin Statistics                                        12

                       Results of Operations                                    13

Part II

        Other Information

        Item 1  Legal Proceedings                                               19

        Item 6  Exhibits and Reports on Form 8-K                                19


                      CROSS-CONTINENT AUTO RETAILERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands - Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1998            1997
                                                      ---------       ---------
Revenues
            Vehicle sales ......................      $ 130,134       $  77,554
            Other operating revenue ............         19,397          11,468
                                                      ---------       ---------
                        Total revenues .........        149,531          89,022
Cost of sales ..................................        124,045          73,839
                                                      ---------       ---------
            Gross profit .......................         25,486          15,183
                                                      ---------       ---------
Operating expenses
            Selling, general and administrative          20,119          10,901
            Depreciation and amortization ......            927             381
            Employee severance charge (Note 7) .            815            --
                                                      ---------       ---------
                        Total operating expenses         21,861          11,282
                                                      ---------       ---------
            Income before interest and taxes ...          3,625           3,901

Other income (expense)
            Interest income ....................            158             736
            Interest expense ...................         (2,270)         (1,211)
                                                      ---------       ---------
            Income before income taxes .........          1,513           3,426
            Income tax provision ...............            565           1,280
                                                      ---------       ---------
                        Net income .............      $     948       $   2,146
                                                      ---------       ---------
                                                      ---------       ---------
Basic and diluted net income per share .........      $     .07       $     .16
                                                      ---------       ---------
                                                      ---------       ---------
Weighted average common shares outstanding .....         13,560          13,800
                                                      ---------       ---------
                                                      ---------       ---------


The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS



                                                               March 31, 1998  December 31,1997
                                                                (Unaudited)
                                                               --------------  ----------------
Current assets
    Cash and cash equivalents .............................      $  11,398         $  15,173
    Accounts receivable ...................................         21,362            16,884
    Inventories ...........................................         75,463            55,807
    Other current assets ..................................          2,271             1,792
                                                                 ---------         ---------
                Total current assets ......................        110,494            89,656

Property and equipment, net ...............................         20,807            33,165
Goodwill and other intangible assets, net .................         84,639            67,988
Other assets ..............................................          4,772             6,464
                                                                 ---------         ---------
                Total assets ..............................      $ 220,712         $ 197,273
                                                                 ---------         ---------
                                                                 ---------         ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Floor plan notes payable ..............................      $  71,154         $  53,368
    Current maturities of long-term debt ..................            812               727
    Accounts payable ......................................          6,198             6,117
    Due to affiliates .....................................         14,659            15,150
    Accrued expenses and other liabilities ................         13,181            10,559
    Deferred income taxes .................................          1,396               647
                                                                 ---------         ---------
                Total current liabilities .................        107,400            86,568

Long-term debt ............................................         42,005            44,263
Other liabilities and deferred credits ....................          5,097             3,180
                                                                 ---------         ---------
                Total long-term liabilities ...............         47,102            47,443

Stockholders' equity

    Preferred stock, $.01 par value, 10,000,000 shares

      authorized, none issued .............................           --              --
    Common stock, $.01 par value, 100,000,000 shares
      authorized, 14,205,703 issued .......................            142             142
    Paid-in capital .......................................         55,053          54,528
    Retained earnings .....................................         18,280          17,332
    Treasury stock, 631,795 and 760,000 shares at cost
      at March 31, 1998 and December 31, 1997, respectively         (7,265)         (8,740)
                                                                 ---------       ---------
                Total stockholders' equity ................         66,210          63,262

Commitments and contingencies

                Total liabilities and stockholders' equity       $ 220,712       $ 197,273
                                                                 ---------         ---------
                                                                 ---------         ---------




The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                    Three Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities
    Net income ............................................      $    948       $  2,146
    Adjustments to reconcile net income to net cash
     provided by operating activities

        Depreciation and amortization .....................           927            381
        Amortization of deferred warranty revenue .........          (423)          (472)
    (Increase) decrease in

      Accounts receivable .................................        (1,136)         3,507
      Inventory ...........................................        (5,439)         2,367
      Other assets ........................................          (221)          (927)
    Increase (decrease) in

      Accounts payable - trade ............................        (4,636)        (2,002)
      Accrued expenses and other liabilities ..............         1,732            829
                                                                 --------       --------
        Net cash provided by (used in) operating activities        (8,248)         5,829

Cash flows from investing activities

    Acquisition of property and equipment .................          (980)          (753)
    Construction costs ....................................        (4,625)          --
    Acquisition of dealerships ............................       (13,046)          --
    Proceeds from sale/leaseback ..........................        21,700           --
                                                                 --------       --------
        Net cash provided by (used in) investing activities         3,049           (753)

Cash flows from financing activities

    Change in floor plan notes payable ....................         7,556         (8,216)
    Net proceeds from borrowings ..........................          --              124
    Long-term debt repayments .............................        (5,641)          (141)
    Due to affiliates .....................................         1,985            (73)
    Proceeds from borrowings - affiliates .................         3,008           --
    Long-term debt repayments - affiliates ................        (5,484)          --
    Other .................................................          --             (285)
                                                                 --------       --------
        Net cash provided by (used in) financing activities         1,424         (8,591)

Decrease in cash and cash equivalents .....................        (3,775)        (3,515)
Cash and cash equivalents at beginning of period ..........        15,173         36,946
                                                                 --------       --------
Cash and cash equivalents at end of period ................      $ 11,398       $ 33,431
                                                                 --------       --------
                                                                 --------       --------


The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

Note 1.  Unaudited interim financial information

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s ("C-CAR" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited consolidated financial statements have been subject to review by the Company's independent accountants whose report is included herein.

Note 2.  Net income per common share

         As of March 31, 1998, the Company had 1,125,907 stock options outstanding with exercise prices ranging from $7.00 to $19.25 and at March 31, 1997 had 316,516 options outstanding with exercise prices ranging from $14.00 to $19.25. These options have been excluded from the diluted EPS calculations as the effect of such would have been anti-dilutive.

Note 3.  Related party transactions

         In connection with its business travel, the Company from time to time uses an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill A. Gilliland, Chairman. Currently, the Company pays Plains Air, Inc. $20,000 per month for fixed costs, $800 per hour for operating expenses and actual fuel cost when the airplane is used by the Company. During the three months ended March 31, 1998 and 1997, the Company paid Plains Air, Inc. an aggregate of approximately $167,000 and $113,000, respectively, for the use of the airplane.

         In general, the Company is required to pay for all vehicles purchased from the manufacturers upon delivery of the vehicles to the Company. Manufacturer's captive finance companies provide financing for all new vehicles and certain used vehicles. This type of financing is known as "floor plan financing" or "flooring." Under this arrangement with the finance companies, the Company may deposit funds with such finance companies in an amount up to a certain percentage of the outstanding floor plan balance. Such funds earn interest at approximately the same rate charged on outstanding floor plan balances. From time to time certain Company executives and other affiliates will advance funds to the Company primarily for the purpose of investing excess cash with the finance companies. The Company acts only as an intermediary in this process. At March 31, 1998 and 1997, funds advanced and outstanding from affiliates approximated $2,214,000 and $5,337,000, respectively. Aggregate amounts outstanding pursuant to these arrangements at March 31, 1998 and 1997 are included in due to affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during the three months ended March 31, 1998 and 1997 approximated $52,000 and $113,000, respectively.

         Subsequent to the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc., the seller, R. Douglas Spedding, became an officer of the Company. In connection with the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc., the Company purchased two tracts of land from R. Douglas Spedding in exchange for a total of $7.5 million in seller-financed notes. The plots of land were used to relocate the Las Vegas, Nevada and the Denver, Colorado dealerships to newly constructed facilities. In connection with interim financing on construction projects at the two new locations, the Company entered into an Interim Construction and Master Loan Agreement ("Loan Agreement") with R. Douglas Spedding. The Loan Agreement provides interim financing up to $7.4 million for use on construction of the new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado. In February 1998, the Loan Agreement was amended to increase the amount available to borrow to $7.7 million. Interest accrues at the prime rate plus 1% payable monthly, and any outstanding balance is payable on October 31, 1998. Upon completion of the sale/leaseback transaction for Denver Toyota (see Note 5), the Company retired approximately $3.4 million of the outstanding Loan Agreement and $2.0 million of the seller-financed land notes. At March 31, 1998, the amount outstanding pursuant to the Loan Agreement approximated $4.3 million and had an interest rate of 9.5%. The aggregate amount outstanding is included in due to affiliates in the accompanying balance sheet. At March 31, 1998, the land purchase note was $5.5 million and had an interest rate of 8.5%. The aggregate amount outstanding is included in due to affiliates in the accompanying balance sheet. Interest on the construction and land notes totaled approximately $402,000. During the three months ended March 31, 1998, the Company capitalized approximately $488,000 in interest costs related to the construction of such facilities, including interest associated with the related land costs.

            On January 16, 1998, the Company entered into floor planning notes with R. Douglas Spedding, an officer of the Company, for $3,000,000. The purpose of the arrangement is to provide financing for the Company's used vehicle operation at its Toyota dealerships in Denver, Colorado and Las Vegas, Nevada. The notes mature on June 1, 1998 and bear interest at 9%. The amount of the note is settled and adjusted the tenth day of each month to be equal to 60% of the borrowing base, defined as the aggregate value of the used vehicles at the two dealerships as shown on the previous month financial statement less any other used vehicle floor planning debt. Total amount outstanding at March 31, 1998 was $2.5 million. The aggregate amount outstanding is included in due to affiliates in the accompanying balance sheet. Interest on the floor plan notes totaled approximately $39,000 for the quarter ended March 31, 1998.

Note 4.  Acquisitions

         Effective January 1, 1998 the Company acquired JRJ Investments, Inc. ("Chaisson") which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.8 million, including acquisition costs. The cash portion, $14.0 million, was funded under the Company's credit line and from available working capital. The Company also issued a note for $2.8 million payable to the seller bearing interest at 8%; interest on the note is payable monthly and the principal balance is due January 5, 2003. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999. The acquisition has been accounted for as a purchase and the results of Chaisson's operations have been included in the Company's consolidated statement of operations since January 1, 1998. A summary of the purchase price allocation for Chaisson is presented below (in thousands):


         Property and equipment .......      $ 1,620
         Goodwill and other intangibles       17,197
                                             -------
                                  Total      $18,817
                                             -------
                                             -------

         Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West") for approximately $14.3 million. Effective April 1, 1997, the Company acquired Toyota West Sales & Service, Inc. ("Toyota West"), and Douglas Toyota, Inc. ("Denver Toyota"), for an aggregate purchase price of approximately $40.7 million. Each of these transactions have been accounted for as a purchase and the results of operations from these dealerships have been included in the Company's consolidated statement of operations since the date of acquisition.



            The unaudited consolidated statement of operations data as of March 31, 1997 is presented below on a pro forma basis as though the acquisitions of Chaisson, Nissan West, Toyota West, and Denver Toyota (collectively, the "Acquisitions") had all occurred as of January 1, 1997 (in thousands, except per share data):


                                           Three Months Ended
                                             March 31, 1997
                                           ------------------

         Pro forma revenue ...............      $175,077
         Pro forma net income ............      $  2,838
         Pro forma net income per share ..      $   0.20
         Pro forma weighted average shares        14,334


         The adjustments to arrive at pro forma revenue include the historic revenue of the Acquisitions prior to the purchase of each. Pro forma net income includes historic income of the Acquisitions adjusted for additional amortization expense related to purchased goodwill and other intangibles, increased interest expense associated with the debt incurred in the Acquisitions and the tax effects of these adjustments.

         The pro forma results of operations information is not necessarily indicative of the operating results that would have occurred had the Acquisitions occurred as of January 1, 1997, nor is it necessarily indicative of future operating results.

Note 5.  Sale and Leaseback Transactions

         On December 31, 1997, the Company entered into a contract with a third party to sell all of its dealership real property in Amarillo, Texas and the dealership real property under construction in Denver, Colorado and Las Vegas, Nevada. The Company agreed to a sales price of $36.3 million. In connection with the sale, the Company exercised its option to purchase certain real property under lease used by its Quality Nissan dealership in Amarillo, Texas for $400,000, and included the property in the sale. The Company will leaseback all the property for a term of ten years with two ten year renewal options. The initial annual lease rate for all the property is approximately $4.1 million triple net with annual escalation not to exceed 2.5% per year beginning the fourth year of the initial lease term. On February 24, 1998 the Company completed the sale of the Amarillo properties. The Company received proceeds of $13.2 million and retired existing mortgages of approximately $5.5 million. The Denver, Colorado transaction was completed on March 31, 1998. The Company received $8.9 million in sales proceeds and retired approximately $3.4 million in interim construction notes and $2.0 million in land purchase notes. A gain of approximately $2.5 million on the Amarillo, Texas and Denver, Colorado transactions has been deferred and is being amortized into income as a reduction of lease costs over the lease term. The balance of the transaction for the property in Las Vegas, Nevada is expected to be completed by the end of May, 1998 after all construction is completed. The Company will retire approximately $4.3 million in interim construction notes and $5.5 million in land purchase notes. The remainder of the proceeds will be used for general corporate purposes including the reduction of other debt, acquisitions and working capital needs.

Note 6.  Pending acquisitions

         The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $5.5 million consisting of approximately $4.0 million in cash, $1.4 million in seller financed notes and $100,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit line. In January 1998 the Company advanced approximately $1.7 million towards the closing of this transaction. The transaction is subject to manufacturer's approval. The Company expects to complete the transaction by the end of the second fiscal quarter of 1998.

         The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and additional bank borrowings. The transaction is subject to manufacturer's approval. The Company expects to complete this transaction during 1998.

         These acquisitions will be accounted for under the purchase method and their respective results of operations will be consolidated upon closing. The Company is currently managing the dealerships discussed above under management agreements. Under the agreements, the Company provides management of day to day operations in exchange for non-refundable fees equal to the dealerships' pre-tax profits above a fixed monthly amount. During the three months ended March 31, 1998, the Company recognized approximately $513,000 in management fee income, which is reflected in other operating revenue in the accompanying consolidated statements of operations.

Note 7.  Employee Severance Charge

         The Company recorded a pre-tax charge of $815,000 during the three months ended March 31, 1998, representing employee severance incurred with the realignment of management and certain other personnel.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Cross-Continent Auto Retailers, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of income and cash flows for the three month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE, LLP

Fort Worth, Texas
April 24, 1998

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

GENERAL

         Cross-Continent currently owns and operates a group of automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. The financial condition and results of operations reported herein are based upon the results of operations of the dealerships operated by the Company for the time periods reported. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sale of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

         In April 1997, the Company completed the purchase of Toyota West in Las Vegas, Nevada and Denver Toyota in Denver, Colorado, from owner R. Douglas Spedding. In July 1997, the Company acquired Nissan West in Las Vegas, Nevada. In January, 1998, the Company acquired Chaisson, also in Las Vegas. The Company also has two acquisitions pending in Las Vegas and California and is currently operating those dealerships under management agreements. The acquisitions of Toyota West, Denver Toyota, Nissan West and Chaisson are herein collectively referred to as the "Acquisitions". The Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition.

         The Company completed the sale of Performance Nissan, Inc. and Performance Dodge, Inc. ("Performance") to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., a former Officer and Director of the Company, effective July 1, 1997 (the "Divestiture"). Because of the significant growth of the Company since its formation, as a result of the aforementioned Acquisitions and the Divestiture, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                                MARGIN STATISTICS
                                   March 31,


                                              Consolidated          Same Store Comparisons (1)
                                        -----------------------     --------------------------
                                           1998          1997           1998           1997
                                           ----          ----           ----           ----
                                              (thousands, except units and percentages)

New vehicle sales

   Units .........................         2,773          1,595          1,106          1,192
   Revenue .......................      $ 69,565       $ 34,878       $ 25,689       $ 27,395
   Average selling price .........      $   25.1       $   21.9       $   23.2       $   23.0
Used vehicle sales (2)

   Units .........................         5,988          4,618          2,956          3,484
   Revenue .......................      $ 60,569       $ 42,676       $ 27,956       $ 32,742
   Average selling price .........      $   10.1       $    9.2       $    9.5       $    9.4
Total vehicle sales

   Units .........................         8,761          6,213          4,062          4,676
   Revenue .......................      $130,134       $ 77,554       $ 53,645       $ 60,137
Other operating revenue

   Finance and insurance .........      $  4,891       $  3,638       $  2,138       $  2,814
   Parts and service .............        12,164          7,046          4,892          5,129
   Other revenue .................         2,342            784            994            591
                                        --------       --------       --------       --------

     Total other operating revenue        19,397         11,468          8,024          8,534
                                        --------       --------       --------       --------

Total revenue ....................      $149,531       $ 89,022       $ 61,669       $ 68,671
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------

Gross profit

   New vehicles ..................      $  6,411       $  4,040       $  2,301       $  3,226
   Used vehicles (2) .............         6,178          3,713          2,455          3,040
   Finance and insurance .........         4,475          3,245          1,886          2,487
   Parts and service .............         6,080          3,401          2,389          2,633
   Other revenue .................         2,342            784            994            591
                                        --------       --------       --------       --------

Total gross profit ...............      $ 25,486       $ 15,183       $ 10,025       $ 11,977
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------

Gross profit percent

   New vehicles ..................           9.2%          11.6%           9.0%          11.8%
   Used vehicles (2) .............          10.2%           8.7%           8.8%           9.3%
   Finance and insurance .........          91.5%          89.2%          88.2%          88.4%
   Parts and service .............          50.0%          48.3%          48.8%          51.3%
   Other revenue .................         100.0%         100.0%         100.0%         100.0%
                                        --------       --------       --------       --------

Total gross profit percent .......          17.0%          17.1%          16.3%          17.4%
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------


------------------

(1) "Same Store" information relates to the dealerships for which their results of operations are included in the Consolidated Statements of Operations for the same periods of 1998 and 1997.

(2) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

RESULTS OF OPERATIONS

Three months ended March 31, 1998
Revenues and Gross Profit
New Vehicles -

                                        Consolidated               Same Store Comparisons
                               ------------------------------    -----------------------------
                                          March 31,                        March 31,
                                   1998              1997             1998             1997
                                   ----              ----             ----             ----

Unit sales ...............           2,773              1,595            1,106           1,192
Average price per unit ...    $     25,087       $     21,867    $      23,227    $     22,982
New vehicle revenue ......    $ 69,565,000       $ 34,878,000    $  25,689,000    $ 27,395,000
New vehicle gross profit .    $  6,411,000       $  4,040,000    $   2,301,000       3,226,000
Gross profit percentage ..            9.2%               11.6%            9.0%           11.8%


         Same store unit sales (which are defined as the results of the Company's Amarillo, Texas market plus the Oklahoma City, Oklahoma market, exclusive of Performance) decreased 86 units or 7.2%, from the first quarter of 1997 to the first quarter of 1998. Unit sales in Oklahoma City, Oklahoma declined 85 units for the first quarter 1998 compared to 1997. Management believes the decline in unit sales for same store comparisons is attributable to a higher than expected dealership management turnover and a less desirable new vehicle inventory at the Oklahoma City location. Same store average selling price per unit increased $245, or 1.1%, due to model mix and manufacturer cost increases passed on in the sales price of new vehicles. As a result of these factors from March 31, 1997 to March 31, 1998, same store sales declined by approximately $1.7 million. The Amarillo, Texas market increased new vehicle sales by approximately $490,000 while the Oklahoma City, Oklahoma market had a decline of approximately $2.2 million. The Acquisitions added approximately $43.9 million in new vehicle revenue and 1,667 new unit sales with an average price of $26,320. The average sales price at the dealerships acquired in the Acquisitions, excluding Chaisson which sells higher priced vehicles, was $23,008.

         Same store gross profit on new vehicle sales decreased approximately $925,000, or 28.7%. This decline is primarily attributable to a decline in new vehicle gross profit percentage and to a lesser extent a decrease in new vehicle sales in Oklahoma City. The decline in new vehicle gross profit percentage is due to more aggressive pricing in response to lower vehicle demand. The Acquisitions added approximately $4.1 million in gross profit with a gross profit percentage of 9.4%. The table below sets forth a reconciliation of new vehicle units, revenues, and gross profit from first quarter 1997 to first quarter 1998 accounting for the variance in same store results, the Acquisitions and the Divestiture.


                                      Units            Revenues         Gross Profit
                                  ------------       ------------       ------------
Quarter ended March 31, 1997             1,595       $ 34,878,000       $  4,040,000
Same store variance ........               (86)        (1,706,000)          (925,000)
Acquisitions ...............             1,667         43,876,000          4,110,000
Effects of the Divestiture .              (403)        (7,483,000)          (814,000)
                                  ------------       ------------       ------------
Quarter ended March 31, 1998             2,773       $ 69,565,000       $  6,411,000
                                  ------------       ------------       ------------
                                  ------------       ------------       ------------


Used Vehicles -


                                        Consolidated                Same Store Comparisons
                               ------------------------------     -------------------------------
                                          March 31,                         March 31,
                                   1998             1997              1998              1997
                                   ----             ----              ----              ----
Unit sales ................          5,988             4,618             2,956             3,484
Average price per unit ....    $    10,115       $     9,241       $     9,457       $     9,398
Used vehicle revenue ......    $60,569,000       $42,676,000       $27,956,000       $32,742,000
Used vehicle gross profit .    $ 6,178,000       $ 3,713,000       $ 2,455,000       $ 3,040,000
Gross profit percentage ...          10.2%              8.7%              8.8%              9.3%



         Same store unit sales decreased 528 units, or 15.2%, including retail and wholesale sales. Unit sales in Oklahoma City, Oklahoma declined by 777 units, or 60.4%, in first quarter 1998 compared to first quarter 1997. Management believes the decline in unit sales at the Oklahoma City dealership is primarily attributable to a less than desirable used vehicle inventory and higher than expected dealership management turnover. The result of these factors from 1997 to 1998 were an approximate $4.8 million decrease in same store revenue from used vehicle sales. The Amarillo, Texas market increased used vehicle sales by approximately $3.1 million or 15.1% while the Oklahoma City, Oklahoma market had a decline of approximately $7.9 million. The Acquisitions added approximately $32.6 million used vehicle revenue and 3,032 used vehicle unit sales at an average price of $10,756.

         Same store gross profit decreased approximately $585,000, or 19.2%, from first quarter 1997 to first quarter 1998. This decline is primarily attributable to the decrease in used vehicle sales and to a lesser extent a decline in the used vehicle gross profit percentage, both as a result of the factors discussed above. The Acquisitions added approximately $3.7 million in gross profit with a gross profit percentage of 11.4%. The table sets forth a reconciliation of used vehicle revenue, units and gross profit from first quarter 1997 to first quarter 1998 accounting for the variance in same store results, the Acquisitions and excluding the Divestiture:



                                      Units            Revenues         Gross Profit
                                  ------------       ------------       ------------

Quarter ended March 31, 1997...          4,618       $ 42,676,000       $  3,713,000
Same store variance ...........           (528)        (4,786,000)          (585,000)
Acquisitions ..................          3,032         32,613,000          3,723,000
Effects of the Divestiture ....         (1,134)        (9,934,000)          (673,000)
                                  ------------       ------------       ------------
Quarter ended March 31, 1998 ..          5,988       $ 60,569,000       $  6,178,000
                                  ------------       ------------       ------------
                                  ------------       ------------       ------------


Other Operating Revenue -

                                                             Same Store
                                   Consolidated              Comparisons
                                ------------------       --------------------
                                     March 31,                 March 31,
                                 1998        1997          1998        1997
                                 ----        ----          ----        ----

Revenue

    Finance and insurance ...  $ 4,891      $ 3,638      $ 2,138      $ 2,814
    Parts and service .......   12,164        7,046        4,892        5,129
    Other revenue ...........    2,342          784          994          591
                               -------      -------      -------      -------
       Total ................  $19,397      $11,468      $ 8,024      $ 8,534
                               -------      -------      -------      -------
                               -------      -------      -------      -------
Gross Profit

    Finance and insurance ...  $ 4,475      $ 3,245      $ 1,886      $ 2,487
    Parts and service .......    6,080        3,401        2,389        2,633
    Other revenue ...........    2,342          784          994          591
                               -------      -------      -------      -------
       Total ...............   $12,897      $ 7,430      $ 5,269      $ 5,711
                               -------      -------      -------      -------
                               -------      -------      -------      -------

         Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customers' retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. The decrease in same-store F&I revenue of $676,000, or 24.0% is primarily attributable to the reduction in retail vehicle sales in Oklahoma City, Oklahoma. The Acquisitions added approximately $2.8 million in revenue from F&I activities.

         Parts and service revenue represents the retail and wholesale sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue decreased approximately $237,000, or 4.6%, in 1998 from 1997. Parts and service revenue in the Amarillo, Texas market increased by approximately $355,000 or 10.2%. However, the increase was more than offset by a decrease in the Oklahoma City, Oklahoma market of approximately $592,000 due to lower vehicle sales which contributed to decreased parts and service revenue. The Acquisitions added approximately $7.3 million in revenue from their parts and service activities.

        Same store parts and service gross profit decreased from 1997 to 1998 by approximately $244,000. The gross profit percentage declined from 51.3% in 1997 to 48.8% in 1998. The decrease in the gross profit percentage and gross profit is attributed to an increase in wholesale parts sales in relation to total parts sales. Wholesale parts sales generate lower gross profit percentage than service and retail sales. The Acquisitions added approximately $3.7 million from parts and service activities at a gross profit percentage of 50.8%.

        Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount of fees is usually governed by state statute, regulation or regulatory agency. Also included in other revenue is management fee income and rental income. Same store revenue and gross profit from other revenue increased $403,000, or 68.2%, from 1997 to 1998 as a result of the management fee revenue from two dealerships the Company currently manages under management agreements. The Acquisitions added approximately $1.3 million in other revenue and gross profit primarily from documentation fees. The dealerships acquired in the Acquisitions are located in states which permit higher documentation fees compared to the Company's same store dealerships. The Company expects this component of other revenue to increase as the Company acquires additional dealerships.

     The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results, the Acquisitions and excluding the Divestiture.

                                         F&I                 Parts & Service           Other Revenue                Total
                                ---------------------    ---------------------     ---------------------      ---------------------
                                              Gross                     Gross                     Gross                    Gross
                                 Revenue      Profit      Revenue       Profit      Revenue       Profit      Revenue      Profit
                                --------     --------     --------     --------     --------     --------     --------     --------
Quarter ended March 31, 1997    $  3,638     $  3,245     $  7,046     $  3,401     $    784     $    784     $ 11,468     $  7,430
Same store variance ........        (676)        (601)        (237)        (244)         403          403         (510)        (442)
Acquisitions ...............       2,753        2,589        7,272        3,691        1,348        1,348       11,373        7,628
Effects of the Divestiture .        (824)        (758)      (1,917)        (768)        (193)        (193)      (2,934)      (1,719)
                                --------     --------     --------     --------     --------     --------     --------     --------
Quarter ended March 31, 1998    $  4,891     $  4,475     $ 12,164     $  6,080     $  2,342     $  2,342     $ 19,397     $ 12,897
                                --------     --------     --------     --------     --------     --------     --------     --------
                                --------     --------     --------     --------     --------     --------     --------     --------

Selling, General and Administrative Expenses (SG&A) -

     Selling, general and administrative expenses increased approximately $9.2 million from 1997 to 1998. The Acquisitions added approximately $11.5 million while the Divestiture reduced SG&A approximately $2.5 million. SG&A expense was 13.5% of revenues in 1998 versus 12.2% in 1997. This increased percentage is primarily due to the loss of operating leverage from a reduction in same store revenue and the fact that the dealerships acquired in the Acquisitions have historically had higher SG&A expense compared to their revenues than same store operations. The Company believes that SG&A expenses will increase in the future as the Company continues to expand. The Company also expects SG&A to increase throughout 1998 due to a full year effect of the Acquisitions. The Company may gain some expense leverage during the second and third quarters of 1998, due to those quarters being historically the best seasonal selling periods for the Company. The Company also expects additional lease expense for the remainder of 1998 as a result of the sale and leaseback transaction. The annualized rent under the contract is $4.1 million for the properties, net of the amortization of the deferred gain.

Depreciation and Amortization -

         Depreciation and amortization increased approximately $546,000, or 143.3%, from 1997 to 1998. The primary factor behind this increase was the Acquisitions, which added approximately $571,000 in depreciation and amortization of acquisition intangibles. The Company expects this expense to increase throughout 1998 over 1997 due to a full year impact from the Acquisitions which should exceed the reduction caused by the Divestiture. Same store depreciation expense was reduced beginning in February due to the sale and leaseback transaction which was completed in February, 1998.

Interest Expense -

         The Company's interest expense, net of interest income, increased approximately $1.6 million from 1997 to 1998 due to higher debt levels. Long-term debt increased from $10.6 million at March 31, 1997 to $42.0 million at March 31, 1998, incurred primarily to finance the Acquisitions. Floor plan notes payable increased from $38.1 million at March 31, 1997 to $71.2 million at March 31, 1998 also due to the Acquisitions and inventory fluctuations. The Company expects interest expense to increase throughout 1998 due to the full year effect of the additional long term debt and increased floor plan notes payable due to the Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages and construction loans which have been partially repaid with the proceeds from the sale and leaseback transaction. The remaining construction loan will be paid during the second quarter. Net interest expense may be further impacted by additional borrowings to finance acquisitions and the future direction of interest rates.

Income Tax Provision -

         Income taxes decreased from approximately $1.3 million in 1997 to approximately $565,000 in 1998 because of a decrease in pretax profits. The effective tax rate in the first quarter of 1998 and 1997 was 37.4%. The Company expects its effective tax rate for 1998 and beyond to be in the 37% to 39% range.

Basic and Diluted Net Income Per Share -

         Basic and diluted net income per share decreased from $.16 in 1997 to $.11 in 1998 before the employee severance charge and $.07 after the employee severance charge. Total decrease was 31.0% and 56.3%, respectively. The weighted average shares outstanding decreased from approximately 13.8 million in 1997 to approximately 13.6 million in 1998 primarily due to treasury shares received in the sale of Performance offset by shares issued in the Acquisitions.

         The Company believes several factors are in place that will affect net income throughout the remainder of 1998. The Company has opened two new facilities with significantly increased capacity. One dealership is located in Denver, Colorado and was opened on March 9, 1998. The other dealership was opened on May 4, 1998 in Las Vegas, Nevada. Sales may slow in the fiscal quarter of the actual relocations; however, the Company is receiving an additional allocation of 1,800 new Toyota's for 1998 due to the investment made in these two facilities. The vacated properties will be retained under lease and used for retail vehicle operations which will increase the Company's capacity for vehicle sales. The Company will also have the benefit of a full year impact from the Acquisitions. The Company will also be receiving management fees from two dealerships currently under management contract until the acquisitions are completed or terminate. The Company does not expect volume or margin growth in its Amarillo, Texas market and expects negative comparisons for Oklahoma City, Oklahoma for both volume and gross profit. While the Denver, Colorado and Las Vegas, Nevada markets continue to grow, national and regional sales trends indicate flat demand for new vehicles throughout 1998. Management continues to closely monitor business and operating conditions in Oklahoma City, Oklahoma and the financial prospects of its remaining dealership in this market.

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

          During the first quarter of 1998, the Company used net cash of approximately $8.2 million from operating activities, compared to $5.8 million net cash generated for the first quarter of 1997. The decrease is primarily attributable to a reduction in net income and increases in accounts receivables and inventory. The increase in inventory levels is primarily due to expanded capacity at the new Toyota dealership locations.

          Cash provided from investing activities of approximately $3.0 million during the first quarter of 1998 related primarily to the net proceeds received on the sale/leaseback transactions offset by the acquisition of JRJ Investments and construction costs related to the two new dealership facilities for Denver Toyota and Toyota West. The Company completed two sale/leaseback transactions during the quarter. The first transaction was completed on February 24, 1998 and related to all Amarillo dealership properties. The Company received gross proceeds of $13.2 million and retired existing mortgages of approximately $5.5 million. The Denver, Colorado transaction was completed on March 31, 1998. The Company received gross proceeds of $8.9 million and retired approximately $3.4 million in interim construction notes and $2.0 million in land purchase notes. The Company expects to close on a sale leaseback transaction in May, 1998 for the new dealership in Las Vegas, Nevada. The Company expects to receive gross proceeds of $13.8 million and retire related interim construction debt of approximately $4.3 million and a land purchase note of $5.5 million. The Company currently expects that any future acquisitions will be financed with a combination of debt, stock and cash.

          Cash provided from financing activities totaled approximately $1.4 million for the first quarter of 1998 compared to cash used of approximately $8.6 million for the first quarter of 1997. The increase was mainly attributable to an increase in floor plan notes payable due to the increase in inventory discussed above. The increase was offset by the payment of long-term debt associated with the properties sold in the sales/leaseback transaction.

          The Company finances its purchases of new vehicle inventory with manufacturer captive finance companies and commercial banks. The Company also maintains a line of credit with manufacturer captive finance companies for the financing of used vehicle inventories. The lender receives a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed and must repay the principal amount of the indebtedness with respect to any vehicle within a few days of the sale of such vehicle by the Company. The Company periodically re-negotiates the terms of its financing, including the interest rate. At March 31, 1998, the Company had outstanding floor plan debt of $71.2 million, incurred on an average annual interest rate of approximately 8.8% during the first quarter of 1998.

          The Company began financing its used vehicle operations at its Denver Toyota and Toyota West dealerships on January 16, 1998. The amount of this floor plan line is $3 million and is provided by R. Douglas Spedding, an Officer of the Company. The Company intends to renew these notes or refinance them with another floor plan provider. The notes mature on June 1, 1998 and bear an interest rate of 9%. Total amount outstanding at March 31, 1998 was $2.5 million.

          The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $5.5 million consisting of approximately $4.0 million in cash, $1.4 million in seller financed notes and $100,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit line. In January 1998 the Company advanced approximately $1.7 million towards the closing of this transaction. The transaction is subject to manufacturer's approval. The Company expects to complete the transaction by the end of the second fiscal quarter of 1998.

         The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from available working capital and through additional bank borrowings. The Company is negotiating to increase the credit facility; however, no assurance can be given as to whether the line will be increased or whether the agent bank will be able to syndicate future loan requests. The transaction is subject to manufacturer's approval. The Company expects to complete this transaction during 1998.

          The Company has incurred a tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company believes that it is required to pay this liability in six annual installments, beginning in 1997, and believes that it will be able to pay such obligation with cash provided by operations.

          The Company believes that its existing capital resources, including cash on hand, cash from operations, funds available under the credit facility and funds to come from the sale and leaseback transaction will be sufficient to run the Company's operations in the ordinary course of business and fund its debt service requirements. To the extent the Company pursues additional acquisitions, it most likely will need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings.

Seasonality

          The Company generally experiences a higher volume of new and used vehicle sales in the second and third quarters of each year. If the Company acquires dealerships in other markets, it may be affected by other seasonal or consumer buying trends.

Year 2000 Issues

          The Company uses primarily one vendor to supply its dealership and corporate computer software. This vendor has informed the Company that all year 2000 issues have been or will be addressed and resolved in the Company's major record keeping systems prior to the year 2000. The Company believes it will be year 2000 ready and does not expect any major disruption in its business activities or any significant cost or cost increases as a result of the year 2000 issues.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal actions arising in the ordinary course of its business. While it is not feasible to determine the outcome of these actions, the Company's information available at this time, including discussions with legal counsel, does not indicate that these matters will have a material adverse effect upon the financial condition, results of operations or cash flows of the Company

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Listing of Exhibits

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

                  (2) A Form 8-K/A No. 1 was filed on June 24, 1997 completing Item 7 Financial Statements and Pro Forma Financial Information for the above referenced Form 8-K.

                  (3) A Form 8-K was filed on July 15, 1997 reporting the purchase of all the outstanding stock of Sahara Nissan, Inc., a Nevada corporation.

                  (4) A Form 8-K/A No. 1 was filed on August 13, 1997 completing Item 7 Financial Statements and Pro Forms Financial Information for the above referenced Form 8-K.

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


                                        CROSS-CONTINENT AUTO RETAILERS, INC.



Date:    May 15, 1998                        By: /s/ John W. Gaines
                                                 -------------------------------
                                                   John W. Gaines,
                                                   Vice President-Finance and
                                                   Chief Financial Officer



Date:    May 15, 1998                        By: /s/ Charles D. Winton
                                                 -------------------------------
                                                   Charles D. Winton,
                                                   Vice President and Chief
                                                   Accounting Officer

                                  EXHIBIT INDEX



Exhibit
Number                     Description
-------      ------------------------------------------------------------------

2.1 Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)
2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)
2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
             (10)
2.5 Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)
2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, The Chaisson Family Trust R-501, and Cross-Continent Auto Retailers, Inc. (11)
2.6.1 Consent to Termination of Agreements dated as of August 5, 1997, among Cross- Continent Auto Retailers, Inc., JRJ Investments, Inc. and The Chaisson Family Trust R- 501 (11)
2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.8 Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross- Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)
2.9 Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross- Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan. (9)
2.10 Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request). (11)
2.11 Stock Purchase Agreement dated as of October 8, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
             (13)
2.12 Amendment to Stock Purchase Agreement dated as of October 14, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (13)
2.13 Amended and Restated Stock Purchase Agreement dated as of November 1, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (15)

2.14 Stock Purchase Agreement dated October 16, 1997, by and among Cross-Continent Auto Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)
2.15 Amendment to Stock Purchase Agreement dated January 14, 1998, by and among Cross- Continent Auto Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc. (16)
2.16 Asset Purchase Agreement dated December 17, 1997, by and among Vinci, Inc., Ronald C. Vinci, and Sahara Imports, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)
2.17 Amendment to Asset Purchase Agreement dated January 29, 1998, by and among Vinci, Inc., Ronald C. Vinci, and Sahara Imports, Inc.
             (16)
3.1 Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (4)
3.3          Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc.
             (4)
4.1          Specimen Common Stock Certificate (4)
4.2 Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (4)
4.3 Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (5)
4.4 Registration Rights Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
4.5 Registration Rights Agreement dated January 5, 1998, by and between Cross-Continent Auto Retailers, Inc. and The Chaisson Family Trust R-501 (16)
10.1 Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996 (1)(6)
10.2 Sales and Service Agreement between Performance Dodge, Inc. and Chrysler Corporation, dated as of October 1, 1996 (1)
10.3 Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (4)
10.4 Dealer Sales and Service Agreement dated September 23, 1996, between the Nissan Division of Nissan Motor Corporation, U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (4)
10.4(a) Dollar Volume Contract dated April 1, 1997, between Plains Chevrolet, Inc., Westgate Chevrolet, Inc., Midway Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.5 Sublease Agreement dated June 1, 1995, between Gilliland Group Family Partnership and Performance Nissan, Inc. (1)
10.6         Lease Agreement dated March 1, 1994, among John W. Adams, Eleanore
             A. Braly as Trustee of the Eleanore A. Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
10.7 Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and Cross- Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (1)
10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1) (7)
10.9         Corporation and Shareholders' Agreement of Xaris Management Co. (1)
10.10 Documents dated December 4, 1995, relating to $5,550,000 loan by General Motors Acceptance Corporation to Performance Dodge, Inc.
             (1)
10.10.1 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $1,850,000 (2)

10.10.2 Promissory Note by Performance Dodge, Inc. to General Motors Acceptance Corporation, in the amount of $3,700,000 (fully repaid)(2)
10.10.4 Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
10.10.5 Mortgage, Assignment and Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
10.11 Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)
10.11.1 Promissory Note dated December 15, 1989, by Midway Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $977,249.74 (2)
10.11.2 Renewal, Extension and Modification Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (2)
10.11.3 Security Agreement dated February 20, 1995, between General Motors Acceptance Corporation and Midway Chevrolet, Inc. (2)
10.12 Documents dated December 4, 1995, relating to $1,350,000 loan by General Motors Acceptance Corporation to Performance Nissan, L.L.C.
             (1)
10.12.1 Promissory Note by Performance Nissan, L.L.C. to General Motors Acceptance Corporation, in the amount of $1,350,000 (2)
10.12.2 Cross-Default and Cross-Collateralization Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (2)
10.12.3 Security Agreement between General Motors Acceptance Corporation and Performance Nissan, L.L.C. (2)
10.13 Documents relating to used vehicle inventory financing agreements between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. dealership subsidiaries (1)
10.13.1 Used Vehicle Wholesale Borrowing Base Credit Line Loan Agreement dated June 7, 1996, between General Motors Acceptance Corporation and Plains Chevrolet, Inc. (2)(7)
10.13.2 Promissory Note dated June 7, 1996, by Plains Chevrolet, Inc. to General Motors Acceptance Corporation, in the amount of $3,000,000
             (2)(8)
10.13.3 Cross-Default and Cross-Collateralization Agreements between General Motors Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., and Westgate Chevrolet, Inc. (2)
10.14 Employment Contract dated February 21, 1997, by and between Cross-Continent Auto Retailers, Inc. and James F. Purser (2)
10.15 Employment Contract dated February 18, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Wayne Moore (11)
10.16        Employment Agreement dated as of April 1, 1997, by and between R.
             Douglas Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.17 Employment Agreement dated as of April 1, 1997, by and between Douglas J. Spedding and Cross-Continent Auto Retailers, Inc. (3)
10.18 Promissory Note dated April 1, 1997, by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,000,000 (fully repaid)(3)
10.19 Promissory Note dated April 4, 1997, by Cross-Continent Auto Retailers, Inc. to Amarillo National Bank in the principal amount of $8,000,000 (fully repaid)(3)
10.20 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. in the principal amount of $2,000,000 (3)
10.20.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of RDS, Inc. (3)
10.20.2 Security Agreement between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)
10.20.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and RDS, Inc. (3)

10.21 Documents dated April 10, 1997, relating to promissory note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $5,500,000 (3)
10.21.1 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding (3)
10.21.2      Security Agreement between Cross-Continent Auto Retailers, Inc. and
             R. Douglas Spedding (3)
10.21.3 Deed of Trust between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.22 Release and Indemnification Agreement dated as of April 10, 1997, between Cross- Continent Auto Retailers, Inc. and R. Douglas Spedding (3)
10.23 Unsecured Promissory Note dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $360,000.00. (9)
10.24 Unsecured Promissory Note, dated July 1, 1997, by Cross-Continent Auto Retailers, Inc. to The Dale M. Edwards Revocable Family Trust, in the principal amount of $240,000.00. (9)
10.25 Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Jack Biegger Revocable Living Trust, in the principal amount of $275,000.00. (9)
10.26 Unsecured Promissory Note, dated July 1, 1997, by Sahara Nissan, Inc. to The Dale M. Edwards Revocable Family Trust, in the principal amount of $125,000.00. (9)
10.27 Documents, dated as of June 26, 1997, relating to line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent. (9)
10.27.1 Revolving Credit Agreement between Cross-Continent Auto Retailers, Inc., and Texas Commerce Bank National Association. (9)
10.27.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association. (9)
10.27.3 Pledge and Security Agreement between Cross-Continent Auto Retailers, Inc. and Texas Commerce Bank National Association. (9)
10.28 Dealer Sales and Service Agreement dated July 1, 1997, between the Nissan Division of Nissan Motor Corporation, U.S.A., Sahara Nissan, Inc., Cross-Continent Auto Retailers, Inc., and Bill A. Gilliland.
             (9)
10.29 Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers, Inc. and The Jack Biegger Revocable Living Trust.
             (9)
10.30 Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett M. Rice, Jr. (11)
10.32 Documents, dated as of August 7, 1997, relating to the line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent (13)
10.32.1 First Amendment to Revolving Credit Agreement among Cross-Continent Auto Retailers, Inc.; its subsidiaries; Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi, Ltd., Houston Agency; and U.S. Bank. (13)
10.32.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association in the principal amount of $22,500,000 (13)
10.32.3 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Amarillo National Bank in the principal amount of $7,500,000 (13)
10.32.4 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Bank of Tokyo-Mitsubishi, Ltd., Houston Agency, in the principal amount of $5,000,000 (13)
10.32.5 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of U. S. Bank in the principal amount of $5,000,000 (13)

10.33 Lease Agreement dated August 15, 1997 between Cross-Continent Auto Retailers, Inc. and Performance Dodge, Inc. (12)
10.34        Joinder Agreement dated July 1, 1997 between Sahara Nissan, Inc.
             and Texas Commerce Bank National Association (13)
10.35 Documents dated as of September 30, 1997 relating to the loan agreement between Cross- Continent Auto Retailers, Inc. and R. Douglas Spedding (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (13)
10.35.1 Master Construction and Master Loan Agreement among Toyota West Sales and Service, Inc., Douglas Toyota, Inc., Sahara Imports, Inc., and Cross-Continent Auto Retailers, Inc. as Borrowers, and R. Douglas Spedding as Lender (13)
10.35.2 Promissory Note by Cross-Continent Auto Retailers, Inc. to the order of R. Douglas Spedding in the principal amount of $7,400,000
             (13)
10.35.3 Deed of Trust among Cross-Continent Auto Retailers, Inc. as Borrower, the Public Trustee of Adams County, Colorado, as Trustee, and R. Douglas Spedding as Lender (13)
10.35.4 Deed of Trust and Assignment of Rents among Cross-Continent Auto Retailers, Inc. as Grantor, Old Republic Title Company of Nevada as Trustee, and R. Douglas Spedding as Beneficiary (13)
10.35.5 Security Agreement between Cross-Continent Auto Retailers, Inc., Douglas Toyota, Inc. and Toyota West Sales and Service, Inc. as Debtors and R. Douglas Spedding as Lender (13)
10.35.6      Guaranty by Bill A. Gilliland in favor of R. Douglas Spedding (13)
10.36 Documents dated August 22, 1997 relating to loans by General Motors Acceptance Corporation to Cross-Continent Auto Retailers, Inc. and certain subsidiaries (13)
10.36.1 Cross Default and Cross Collateralization Agreement among General Motors Acceptance Corporation and Midway Chevrolet, Inc., Plains Chevrolet, Inc., Quality Nissan, Inc., Westgate Chevrolet, Inc., Sahara Nissan, Inc., and Cross-Continent Auto Retailers, Inc. (13)
10.36.2 Guaranty Agreement between Cross-Continent Auto Retailers, Inc. and General Motors Acceptance Corporation (13)
10.37 Assumption Agreement dated August 22, 1997 between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. relating to Performance Dodge, Inc. (omitting exhibit thereto, which will be furnished supplementally to the Commission upon request) (13)
10.38 Amendment to Office Lease dated October 1, 1997, between Gilliland Group Family Partnership and Cross-Country Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (13)
10.39 Amendment No. 1 to Nissan Dealer Term Sales and Service Agreement dated October 13, 1997, between the Nissan Division of Nissan Motor Corporation U.S.A. and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan (13)
10.40 Management Agreement dated as of the 16th day of October, 1997, by and between Cross- Continent Auto Retailers, Inc. and Tar-Car, Inc.
             (16)
10.41 Amendment to Management Agreement effective as of November 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and Tar-Car, Inc. (16)
10.42 Management Agreement dated as of the 17th day of December, 1997, by and between Sahara Imports, Inc. and Vinci, Inc. (16)
10.43 Management Agreement dated as of November 1, 1997 by and among Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc., and the Chaisson Family Trust R-501 (15)
10.44 Triple Net Lease Agreement dated November 1, 1997 covering 2333 South Decatur Boulevard, Las Vegas, Nevada, by and between JRJ Properties and JRJ Investments, Inc. (15)

10.45 Triple Net Lease Agreement dated November 1, 1997 covering 261 and 251 Auto Mall Drive, Henderson, Nevada, by and between The Chaisson Family Trust R-501 and JRJ Investments, Inc. (15)
10.46 Unsecured Promissory Note dated January 5, 1998, by Cross-Continent Auto Retailers, Inc. to The Chaisson Family Trust R-501 (15)
10.47 Management Agreement dated January 5, 1998, by and among Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc., and The Chaisson Family Trust R-501. (15)
10.48 Escrow Agreement dated January 5, 1998, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and United Title of Nevada, Inc. (15)
10.49 Agreement Regarding Stock Options dated January 5, 1998, between James J. Chaisson, Jr. and Cross-Continent Auto Retailers, Inc.
             (15)
10.50 Real Property Purchase Agreement dated as of December 31, 1997, by and among Capital Automotive REIT, Capital Automotive, L.P., Plains Chevrolet, Inc., Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)
10.51 Documents dated January 16, 1998 relating to financing for the purchase of used vehicles at T-West Sales & Service, Inc. and Douglas Motors, Inc. (16)
10.51.1 Promissory Note from T-West Sales & Service, Inc. to R. Douglas Spedding, with Guaranty by Cross-Continent Auto Retailers, Inc.
             (16)
10.51.2 Security Agreement between T-West Sales & Service, Inc. and R. Douglas Spedding (16)
10.51.3 Promissory Note from Douglas Motors, Inc. to R. Douglas Spedding, with Guaranty by Cross-Continent Auto Retailers, Inc. (16)
10.51.4 Security Agreement between Douglas Motors, Inc. and R. Douglas Spedding (16)
10.52 Sublease Agreement dated February 25, 1998 by and between Allied 2000 Collision Center, Inc. and Plains Chevrolet, Inc. (16)
10.53 Sublease Agreement dated February 25, 1998 by and between Working Man's Credit Plan, Inc. and Plains Chevrolet, Inc. (16)
10.54 Sublease Agreement dated February 25, 1998 by and between Westgate Chevrolet, Inc. and Enterprise Rent-A-Car Company (16)
10.55 Guaranty and Subordination Agreement dated February 25, 1998 by Cross-Continent Auto Retailers, Inc. in favor of Capital Automotive, L.P. (16)
10.56 Lease Agreement dated February 25, 1998 by and between Capital Automotive, L. P. and Plains Chevrolet, Inc. (14) (16)
10.57 Dealer Agreement effective as of February 1, 1998 by and between BMW of North America, Inc. and JRJ Investments, Inc. (16)
10.58 Waiver and Second Amendment to Revolving Credit Agreement dated March 27, 1998 by and among Cross-Continent Auto Retailers, Inc. and 12 of its subsidiaries; Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi; and U.S. Bank.
10.59 Settlement Agreement and Release dated March 23, 1998 between Cross-Continent Auto Retailers, Inc. and James F. Purser.
27.1         Financial Data Table


---------------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-0685), incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 7, 1997, incorporated herein by reference.
(6) Substantially identical agreements exist between the Chevrolet Division and each of Midway Chevrolet, Inc. and Westgate Chevrolet, Inc.
(7) Substantially identical Agreements exist between General Motors Acceptance Corporation and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., and Quality Nissan, Inc.
(8) Substantially identical Promissory Notes have been executed by Midway Chevrolet, Inc., Westgate Chevrolet, Inc., and Quality Nissan, Inc., in the amounts indicated for each dealership subsidiary in the Cross-Default and Cross-Collateralization Agreement (Exhibit 10.13.3)
(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 15, 1997, incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1997, incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, incorporated herein by reference.
(14) Substantially identical agreements exist between Capital Automotive, L.P. and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality Nissan, Inc., Douglas Motors, Inc., and T-West Sales & Service, Inc.
(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998, incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.