Form 10-Q
period 1998-06-30
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1998-08-14
CIK 1016919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
                                             -----    -----

Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1998:

             Class                                    Shares Outstanding
---------------------------------------          -----------------------------
Common  Stock, $.01 par value per share                   13,573,908

                        CROSS-CONTINENT AUTO RETAILERS, INC.

                                       INDEX


PART I

         FINANCIAL INFORMATION                                             PAGE

         Item 1  Financial Statements

                    Consolidated Statements of Operations
                    Three Months Ended June 30, 1998 and June 30, 1997
                    Six Months Ended June 30, 1998 and June 30, 1997         3

                    Consolidated Balance Sheets at
                    June 30, 1998 and December 31, 1997                      4

                    Combined Statements of Cash Flows
                    Six Months Ended June 30, 1998 and June 30, 1997         5

                    Notes to Consolidated Financial Statements               6

                    Independent Accountants' Review Report                   10

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

                      Consolidated Margin Statistics                         12

                      Same Store Comparisons Margin Statistics               13

                      Results of Operations
                      Three months ended June 30, 1998                       14

                      Results of Operations
                      Six months ended June 30, 1998                         17


PART II

         OTHER INFORMATION

         Item 1   Legal Proceedings                                          22

         Item 6   Exhibits and Reports on Form 8-K                           22

                           CROSS-CONTINENT AUTO RETAILERS, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS - EXCEPT PER SHARE DATA)
                                       (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                             ---------------------    ---------------------
                                                1998        1997         1998        1997
                                             --------    ---------    ---------   ---------
Revenues
    Vehicle sales                            $146,220    $ 119,411    $ 276,354   $ 196,965
    Other operating revenue                    21,002       15,976       40,399      27,444
                                             --------    ---------    ---------   ---------
        Total revenues                        167,222      135,387      316,753     224,409

Cost of sales                                 137,357      111,856      261,402     185,695
                                             --------    ---------    ---------   ---------
    Gross profit                               29,865       23,531       55,351      38,714
                                             --------    ---------    ---------   ---------

Operating expenses
    Selling, general and administrative        22,262       17,742       42,381      28,643
    Depreciation and amortization                 912          617        1,839         998
    Employee severance charge (Note 8)              -            -          815           -
    Loss from sale of dealerships (Note 5)          -          347            -         347
                                             --------    ---------    ---------   ---------
        Total operating expenses               23,174       18,706       45,035      29,988
                                             --------    ---------    ---------   ---------
    Income before interest and taxes            6,691        4,825       10,316       8,726

Other income (expense)
    Interest income                               136           96          294         832
    Interest expense                           (2,500)      (1,735)      (4,770)     (2,946)
                                             --------    ---------    ---------   ---------
    Income before income taxes                  4,327        3,186        5,840       6,612
    Income tax provision                        1,617        1,320        2,182       2,600
                                             --------    ---------    ---------   ---------
        Net income                           $  2,710    $   1,866    $   3,658   $   4,012
                                             --------    ---------    ---------   ---------
                                             --------    ---------    ---------   ---------
Basic and diluted net income per share       $    .20    $    0.13    $    0.27   $    0.29
                                             --------    ---------    ---------   ---------
                                             --------    ---------    ---------   ---------
Weighted average common shares outstanding:
    Basic                                      13,574       14,049       13,567      13,925
    Diluted                                    13,734       14,049       13,723      13,925

The accompanying notes are an integral part of these financial statements.

                         CROSS-CONTINENT AUTO RETAILERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                      ASSETS
                                                           June 30, 1998  December 31, 1997
                                                           -------------  -----------------
                                                             (unaudited)
Current assets
  Cash and cash equivalents................................  $    7,624        $   15,173
  Accounts receivable......................................      27,698            16,884
  Inventories..............................................      76,172            55,807
  Other current assets.....................................       1,558             1,792
                                                             ----------        ----------
          Total current assets.............................     113,052            89,656

Property and equipment, net................................       9,064            33,165
Goodwill and other intangible assets, net..................      84,006            67,988
Other assets...............................................       6,352             6,464
                                                             ----------        ----------
          Total assets.....................................  $  212,474        $  197,273
                                                             ----------        ----------
                                                             ----------        ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Floor plan notes payable.................................  $   69,930        $   53,368
  Current maturities of long-term debt.....................         863               727
  Accounts payable.........................................       7,889             6,117
  Due to affiliates........................................       4,353            15,150
  Accrued expenses and other liabilities...................      12,882            10,559
  Deferred income taxes....................................       1,396               647
                                                             ----------        ----------
          Total current liabilities........................      97,313            86,568

Long-term debt.............................................      41,752            44,263
Other liabilities and deferred credits.....................       4,490             3,180
                                                             ----------        ----------
          Total long-term liabilities......................      46,242            47,443

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none issued................................           -                 -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 14,205,703 issued..........................         142               142
  Paid-in capital..........................................      55,053            54,528
  Retained earnings........................................      20,990            17,332
  Treasury stock, 631,795 and 760,000 shares at cost
    at June 30, 1998 and December 31, 1997, respectively...      (7,266)           (8,740)
                                                             ----------        ----------
          Total stockholders' equity.......................      68,919            63,262

Commitments and contingencies

          Total liabilities and stockholders' equity.......  $  212,474        $  197,273
                                                             ----------        ----------
                                                             ----------        ----------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities
   Net income ...........................................     $  3,658      $  4,012
   Adjustments to reconcile net income to net cash
    used in operating activities
      Depreciation and amortization .....................        1,839           998
      Amortization of deferred warranty revenue .........         (825)       (1,365)
      Deferred taxes and other ..........................            -          (748)
   (Increase) decrease in
     Accounts receivable ................................       (7,472)        4,722
     Inventory ..........................................       (6,148)       (6,540)
     Other assets .......................................         (239)       (2,110)
   Increase (decrease) in
     Accounts payable - trade ...........................       (2,945)       (4,717)
     Accrued expenses and other liabilities .............        1,266        (1,446)
                                                              --------      --------
      Net cash used in operating activities .............      (10,866)       (7,194)

Cash flows from investing activities
   Acquisition of property and equipment ................       (2,007)       (1,941)
   Construction costs ...................................       (5,854)            -
   Acquisition of dealerships ...........................      (13,964)      (34,007)
   Proceeds from sale/leaseback .........................       35,450             -
                                                              --------      --------
      Net cash provided by (used in) investing
       activities .......................................       13,625       (35,948)

Cash flows from financing activities
   Change in floor plan notes payable ...................        6,332         8,637
   Net proceeds from borrowings .........................            -        28,037
   Long-term debt repayments ............................       (5,843)      (17,527)
   Due to affiliates ....................................        1,510        (6,280)
   Proceeds from borrowings - affiliates ................        3,008             -
   Debt repayments - affiliates .........................      (15,315)            -
                                                              --------      --------
      Net cash provided by (used in) financing
       activities .......................................      (10,308)       12,867

Decrease in cash and cash equivalents ...................       (7,549)      (30,275)
Cash and cash equivalents at beginning of period ........       15,173        36,946
                                                              --------      --------
Cash and cash equivalents at end of period ..............     $  7,624      $  6,671
                                                              --------      --------
                                                              --------      --------

   The accompanying notes are an integral part of these financial statements.

                   CROSS-CONTINENT AUTO RETAILERS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 1998

NOTE 1. UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s ("C-CAR" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying unaudited consolidated financial statements have been subject to review by the Company's independent accountants whose report is included herein.

NOTE 2.  NET INCOME PER COMMON SHARE

         As of June 30, 1998, the Company had 1,161,541 stock options outstanding with exercise prices ranging from $7.00 to $19.25 and at June 30, 1997 had 459,660 options outstanding with exercise prices ranging from $14.00 to $19.25. These options have been excluded from the diluted earnings per share calculations as the effect of such would have been anti-dilutive. The Company is contingently committed to issue additional shares in connection with the Chaisson acquisition (See Note 4). The Company has included 160,000 and 156,000 shares in the diluted share calculations for the three and six months ending June 30, 1998, as if it were the end of the contingent period. The actual contingent period ends January 5, 1999.

NOTE 3.  RELATED PARTY TRANSACTIONS

         In connection with its business travel, the Company from time to time uses an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill A. Gilliland, Chairman. Currently, the Company pays Plains Air, Inc. $20,000 per month for fixed costs, $800 per hour for operating expenses and actual fuel cost when the airplane is used by the Company. During the three months ended June 30, 1998 and 1997, the Company paid Plains Air, Inc. an aggregate of approximately $138,000 and $156,000, respectively, for the use of the airplane; for the six months ended June 30, 1998 and 1997, the Company paid approximately $305,000 and $269,000, respectively. Beginning in the third quarter, the Company will use an airplane owned by R. Douglas Spedding, an officer of the Company, in addition to the airplane above. The operating expense will be at $800 per hour.

         In general, the Company is required to pay for all vehicles purchased from the manufacturers upon delivery of the vehicles to the Company. The Company purchases new vehicles and certain used vehicles through financing obtained from manufacturer's captive finance companies and a certain bank. This type of financing is known as "floor plan financing" or "flooring." Under arrangements with the manufacturer's captive finance companies, the Company may deposit funds with such finance companies in an amount up to a certain percentage of the outstanding floor plan balance. Such funds earn interest at approximately the same rate charged on outstanding floor plan balances. From time to time certain Company executives and other affiliates will advance funds to the Company primarily for the purpose of investing excess cash with the finance companies. The Company acts only as an intermediary in this process. At June
30, 1998 and 1997, funds advanced and outstanding from affiliates approximated $1,953,000 and $900,000, respectively. Aggregate amounts outstanding pursuant to these arrangements at June 30, 1998 and 1997 are included in due to affiliates in the accompanying balance sheet. The amount of interest accrued pursuant to these arrangements during the three months ended June 30, 1998 and 1997 approximated $46,000 and $80,000, respectively. The amount of interest accrued during the six months ended June 30, 1998 and 1997 approximated
$98,000 and $193,000, respectively.

         Subsequent to the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc. (See Note 4), the seller, R. Douglas Spedding, became an officer of the Company. In connection with the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc., the Company purchased two tracts of land from R. Douglas Spedding in exchange for a total of $7.5 million in seller-financed notes. The plots of land were used to relocate the Las Vegas, Nevada and the Denver, Colorado dealerships to newly constructed facilities. In connection with interim financing on construction projects at the two new locations, the Company entered into an Interim Construction and Master Loan Agreement ("Loan Agreement") with R. Douglas Spedding. The Loan Agreement provided interim financing up to $7.7 million for use on construction of the new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado. Interest accrued at the prime rate plus 1% payable monthly, and any outstanding balance, if any, was to be payable on October 31, 1998. Upon completion of the sale/leaseback transaction for Denver Toyota and Toyota West (see Note 6), the Company retired approximately $7.7 million of the outstanding Loan Agreement and $7.5 million of the seller-financed land notes. At June 30, 1998, the Loan Agreement and all seller-financed land notes were paid in full. Interest on the construction and land notes totaled approximately $112,000 and $514,000 for the three and six month periods ended June 30, 1998, respectively.

         On January 16, 1998, the Company entered into a floor plan financing arrangement with R. Douglas Spedding, an officer of the Company, for $3,000,000. The purpose of the arrangement is to provide financing for the Company's used vehicle operation at its Toyota dealerships in Denver, Colorado and Las Vegas, Nevada. The notes mature on December 1, 1998 and bear interest at 9%. The amount of the note is settled and adjusted the tenth day of each month to be equal to 60% of the borrowing base, defined as the aggregate value of the used vehicles at the dealerships less any other used vehicle floor plan debt. Total amount outstanding at June 30, 1998 was $2.4 million. The aggregate amount outstanding is included in due to affiliates in the accompanying balance sheet. Interest on the floor plan notes for the three and six months ended June 30, 1998 totaled approximately $55,000 and $94,000, respectively.

NOTE 4.  ACQUISITIONS

         Effective January 1, 1998 the Company acquired JRJ Investments, Inc. ("Chaisson") which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.8 million, including acquisition costs. The cash portion, $14.0 million, was funded under the Company's credit line and from available working capital. The Company also issued a note for $2.8 million payable to the seller bearing interest at 8%; principal and interest on the note are payable monthly over five years. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999. The acquisition has been accounted for as a purchase and the results of Chaisson's operations have been included in the Company's consolidated statement of operations since January 1, 1998. A summary of the purchase price allocation for Chaisson is presented below (in thousands):

         Property and equipment                                $  1,620
         Goodwill and other intangibles                          17,197
                                                               --------
                  Total                                        $ 18,817
                                                               --------
                                                               --------

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

         The unaudited consolidated statement of operations data as of June 30, 1997 is presented below on a pro forma basis as though the acquisitions of Chaisson, Nissan West, Toyota West, and Denver Toyota (collectively, the "Acquisitions") had all occurred as of January 1, 1997 (in thousands, except per share data):

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                            JUNE 30, 1997      JUNE 30, 1997
                                         ------------------  ----------------
         Pro forma revenue                     $116,320          $291,397
         Pro forma net income                  $  1,633          $  4,471
         Pro forma net income per share        $    .11          $    .31
         Pro forma weighted average shares       14,334            14,334

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

NOTE 5.  DISPOSITION

         Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. ("Performance"), both in the Oklahoma City, Oklahoma market, to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company), in exchange for 760,000 shares of the Company's stock valued at a total of $8.7 million. During the quarter ended June 30, 1997, the Company recorded an estimated loss on the disposition of $347,000, which included estimated selling expenses. In conjunction with the sale, the Company repaid $4.3 million in long-term debt associated with the acquisition of these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Benji, Investments, LTD. The combined revenue and operating loss from these dealerships for the three and six month periods ended June 30, 1998 and 1997 are presented (In thousands) below:

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                JUNE 30              JUNE 30
                            1998        1997     1998        1997
                           ------------------    ----------------
         Revenue            $  -      $16,960    $  -     $37,312
         Operating loss        -         (861)      -        (561)

NOTE 6.  SALE AND LEASEBACK TRANSACTIONS

         On December 31, 1997, the Company entered into a contract with a third party to sell all of its dealership real property in Amarillo, Texas and the recently constructed dealership properties located in Denver, Colorado and Las Vegas, Nevada. The total sales price approximated $36 million. In connection with the sale, the Company exercised its option to purchase certain real property under lease used by its Quality Nissan dealership in Amarillo, Texas for $400,000, and included the property in the sale. The Company has leased back all the property for a term of ten years with two ten year renewal options. The initial annual lease rate for all the property is approximately $4.1 million triple net with annual escalation not to exceed 2.5% per year beginning the fourth year of the initial lease term. On February 24, 1998 the Company completed the sale of the Amarillo properties. The Company received proceeds of $13.2 million and retired existing mortgages of approximately $5.5 million. The Denver, Colorado transaction was completed on March 31, 1998. The Company received $8.9 million in sales proceeds and retired approximately $3.4 million in interim construction notes and $2.0 million in land purchase notes. The Las Vegas, Nevada transaction was completed on May 19, 1998. The Company received approximately $13.8 million in sales proceeds and retired approximately $4.3 million in interim construction notes and $5.5 million in land purchase notes. The remaining proceeds will and have been used for general corporate purposes including the reduction of other debt, acquisitions and working capital needs. A gain of approximately $2.5 million on the Amarillo, Texas, Denver, Colorado, and Las Vegas, Nevada transactions has been deferred and is being amortized into income as a reduction of lease costs over the lease term.

NOTE 7.  PENDING ACQUISITIONS

         The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $6.0 million consisting of approximately $4.1 million in cash, $1.4 million in seller financed notes and $500,000 in assumed debt. The Company intends to fund the cash portion of the proposed purchase price from working capital and availability under its credit line. During the six months ended June 30, 1998, the Company advanced approximately $2.1 million towards the closing of this transaction. The transaction is subject to manufacturer's approval. The Company expects to complete the transaction by the end of the third fiscal quarter of 1998.

         The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company intends to fund the cash portion of the proposed purchase price from working capital and additional bank borrowings. The Company is negotiating to increase its existing credit facility and investigating other sources of financing; however, no assurance can be given whether the line will be increased or whether other sources of financing can be secured. During the six months ended June 30, 1998, the Company advanced approximately $1.5 million towards the closing of this transaction. The transaction is subject to manufacturer's approval. The Company expects to complete this transaction during 1998.

         These acquisitions will be accounted for under the purchase method and their respective results of operations will be consolidated upon closing. The Company is currently managing the dealerships discussed above under management agreements. Under the agreements, the Company provides management of day to day operations in exchange for non-refundable fees equal to the dealerships' pre-tax profits above a fixed monthly amount. During the three months and six months ended June 30, 1998, the Company recognized approximately $674,000 and $1.2 million, respectively, in management fee income, which is reflected in other operating revenue in the accompanying consolidated statements of operations.

NOTE 8.  EMPLOYEE SEVERANCE CHARGE

         The Company recorded a pre-tax charge of $815,000 during the six months ended June 30, 1998, representing employee severance incurred with the realignment of management and certain other personnel.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To: The Board of Directors and Stockholders of
    Cross-Continent Auto Retailers, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of June 30, 1998, and the related condensed statements of income for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Fort Worth, Texas
July 28, 1998

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

         In April 1997, the Company completed the purchase of Toyota West in Las Vegas, Nevada and Denver Toyota in Denver, Colorado, from owner R. Douglas Spedding. In July 1997, the Company acquired Nissan West in Las Vegas, Nevada. In January, 1998, the Company acquired Chaisson, also in Las Vegas. The term "Acquisitions" refers collectively to the aforementioned dealerships but only for the time period in which the dealership is not included in the same periods of 1998 and 1997. The acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition. The Company also has two acquisitions pending in Nevada and California and is currently operating those dealerships under management agreements.

         The Company completed the sale of Performance Nissan, Inc. and Performance Dodge, Inc. ("Performance") to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., a former Officer and Director of the Company, effective July 1, 1997 (the "Divestiture"). Because of the significant growth of the Company since its formation, as a result of the aforementioned Acquisitions and the Divestiture, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

                        CROSS-CONTINENT AUTO RETAILERS, INC.

                           CONSOLIDATED MARGIN STATISTICS

                                       Qtr. Ended     Qtr. Ended        YTD            YTD
                                      June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                      -------------  -------------  -------------  -------------
                                             (In thousands, except units and percentages)
New vehicle sales
  Units...............................       3,454          2,907          6,227          4,502
  Revenue............................. $    82,726    $    63,412    $   152,291    $    98,290
  Average selling price............... $      24.0    $      21.8    $      24.5    $      21.8
Used vehicle sales (1)
  Units...............................       6,382          6,322         12,370         10,940
  Revenue............................. $    63,494    $    55,999    $   124,063    $    98,675
  Average selling price............... $       9.9    $       8.9    $      10.0    $       9.0
Total Vehicles Sales
  Units...............................       9,836          9,229         18,597         15,442
  Revenue............................. $   146,220    $  119,411    $   276,354    $   196,965
Other operating revenue
  Finance and insurance............... $     6,198    $     4,910    $    11,089    $     8,548
  Parts and service...................      12,358          9,788         24,522         16,834
  Other revenue.......................       2,446          1,278          4,788          2,062
                                       -----------    -----------    -----------    -----------
    Total other operating revenue.....      21,002         15,976         40,399         27,444

Total revenue......................... $   167,222    $   135,387    $   316,753    $   224,409
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
Gross profit
  New vehicles........................ $     8,689    $     6,726    $    15,100    $    10,766
  Used vehicles(1)....................       6,044          5,778         12,222          9,491
  Finance and insurance...............       5,878          4,380         10,353          7,625
  Parts and service...................       6,808          5,369         12,888          8,770
  Other revenue.......................       2,446          1,278          4,788          2,062
                                       -----------    -----------    -----------    -----------
Total gross profit.................... $    29,865    $    23,531    $    55,351    $    38,714
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------
Gross profit percent
  New vehicles........................        10.5%          10.6%           9.9%          11.0%
  Used vehicles(1)....................         9.5%          10.3%           9.9%           9.6%
  Finance and insurance...............        94.8%          89.2%          93.4%          89.2%
  Parts and service...................        55.1%          54.9%          52.6%          52.1%
  Other revenue.......................       100.0%         100.0%         100.0%         100.0%
                                       -----------    -----------    -----------    -----------

Total gross profit percent............        17.9%          17.4%          17.5%          17.3%
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

------------------

(1) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

                    CROSS-CONTINENT AUTO RETAILERS, INC.
               (1)SAME STORE COMPARISONS MARGIN STATISTICS
                               JUNE 30, 1998

                                                     Qtr. Ended     Qtr. Ended            YTD             YTD
                                                    June 30, 1998  June 30, 1997     June 30, 1998   June 30, 1997
                                                    -------------  --------------    -------------   -------------
                                                             (In thousands, except units and percentages)
New vehicle sales
  Units............................................       2,603          2,554             3,709           3,746
  Revenue..........................................    $ 60,251       $ 56,867          $ 85,940        $ 84,262
  Average selling price............................    $   23.1       $   22.3          $   23.2        $   22.5
Used vehicle sales (2)
  Units............................................       4,986          5,292             7,942           8,776
  Revenue..........................................    $ 47,285       $ 48,306          $ 75,241        $ 81,048
  Average selling price............................    $    9.5       $    9.1          $    9.5        $    9.2
Total Vehicles Sales
  Units............................................       7,589          7,846            11,651          12,522
  Revenue..........................................    $107,536       $105,173          $161,181        $165,310
Other operating revenue
  Finance and insurance............................    $  4,916       $  4,304          $  7,054        $  7,118
  Parts and service................................       8,335          7,830            13,227          12,959
  Other revenue....................................       1,651          1,119             2,645           1,710
                                                       --------       --------          --------        --------
    Total other operating revenue..................      14,902         13,253            22,926          21,787
Total revenue......................................    $122,438       $118,426          $184,107        $187,097
                                                       --------       --------          --------        --------
                                                       --------       --------          --------        --------
Gross profit
  New vehicles.....................................    $  5,849       $  6,013          $  8,150        $  9,239
  Used vehicles (2)................................       4,402          5,708             6,857           8,748
  Finance and insurance............................       4,588          3,774             6,474           6,261
  Parts and service................................       4,609          4,616             6,998           7,249
  Other revenue....................................       1,651          1,119             2,645           1,710
                                                       --------       --------          --------        --------
Total gross profit.................................    $ 21,099       $ 21,230          $ 31,124        $ 33,207
                                                       --------       --------          --------        --------
                                                       --------       --------          --------        --------
Gross profit percent
  New vehicles.....................................         9.7%          10.6%              9.5%           11.0%
  Used vehicles (2)................................         9.3%          11.8%              9.1%           10.8%
  Finance and insurance............................        93.3%          87.7%             91.8%           88.0%
  Parts and service................................        55.3%          59.0%             52.9%           55.9%
  Other revenue....................................       100.0%         100.0%            100.0%          100.0%
                                                       --------       --------          --------        --------
Total gross profit percent.........................        17.2%          17.9%             16.9%           17.7%
                                                       --------       --------          --------        --------
                                                       --------       --------          --------        --------

------------------

(1) "Same Store" information relates to the dealerships for which their results of operations are included in the Consolidated Statements of Operations for the same periods of 1998 and 1997.
(2) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

RESULTS OF OPERATIONS
 THREE MONTHS ENDED JUNE 30, 1998

REVENUES AND GROSS PROFIT

NEW VEHICLES -

     Same store unit sales (which are defined as the results of the Company's dealerships which are included in the Consolidated Statements of Operations for the same periods of 1998 and 1997) increased 49 units, or 1.9%, from the second quarter of 1997 to the second quarter of 1998. Same store average selling price per unit increased $881, or 4.0%, primarily attributable to model mix and manufacturer cost increases passed on in the sales price of new vehicles. As a result of these factors, same store sales increased by approximately $3.4 million from the second quarter of 1997 to the second quarter of 1998. The Acquisitions added approximately $22.5 million in new vehicle revenue and 851 new unit sales with an average price of $26,409. The average sales price at the dealerships acquired in the Acquisitions, excluding Chaisson which sells higher priced vehicles, was $20,298.

     Same store gross profit on new vehicle sales decreased approximately $164,000, or 2.7%, which is primarily attributable to a decline in new vehicle gross profit at the Company's Oklahoma City, Oklahoma dealership. The Acquisitions added approximately $2.8 million in gross profit with a gross profit percentage of 12.6%. The Company expects lower new vehicle sales and gross profit margins in the third fiscal quarter of 1998 due to the General Motors strike which will adversely affect inventory levels and the supply of new vehicles at the Company's Chevrolet dealerships in Amarillo, Texas. The Company's Amarillo dealerships have purchased new vehicles from other dealers in an effort to mitigate the effects of the strike; however, those vehicles are purchased at higher costs which will result in lower margins.

     The table below sets forth a reconciliation of new vehicle units, revenues, and gross profit from the second quarter of 1997 to the second quarter of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                       UNITS       REVENUES      GROSS PROFIT
                                       -----     ------------    ------------
Quarter ended June 30, 1997........    2,907     $ 63,412,000     $ 6,726,000
Same store variance................       49        3,384,000        (164,000)
Acquisitions.......................      851       22,475,000       2,840,000
Effects of the Divestiture.........     (353)      (6,545,000)       (713,000)
                                       ------    ------------     -----------
Quarter ended March 31, 1998.......    3,454     $ 82,726,000     $ 8,689,000
                                       ------    ------------     -----------
                                       ------    ------------     -----------

USED VEHICLES -

     Same store unit sales decreased 306 units, or 5.8%, including retail and wholesale sales. Unit sales in Oklahoma City, Oklahoma declined by 443 retail units in the second quarter of 1998 compared to the second quarter of 1997. Management believes the decline in unit sales at the Oklahoma City, Oklahoma dealership is primarily attributable to the Company's continued efforts to change the sales method and to eliminate low margin highly promotional volume selling. Same store sales excluding the Oklahoma City, Oklahoma market increased by approximately $3.6 million, or 9.2%. The Acquisitions added approximately $16.2 million in used vehicle revenue and 1,396 used vehicle unit sales with an average price of $11,611.

     Same store gross profit decreased approximately $1.3 million, or 22.9%, from the second quarter of 1997 to the second quarter of 1998, which is primarily attributable to the decline in unit sales at the Oklahoma City, Oklahoma dealership. Acquisitions added approximately $1.6 million in gross profit with a gross profit percentage of 10.1%.

     The table below sets forth a reconciliation of used vehicle units, revenues, and gross profit from the second quarter of 1997 to the second quarter of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                       UNITS       REVENUES      GROSS PROFIT
                                       -----     ------------    ------------
Quarter ended June 30, 1997.........   6,322     $ 55,999,000     $ 5,778,000
Same store variance.................    (306)      (1,021,000)     (1,306,000)
Acquisitions........................   1,396       16,209,000       1,642,000
Effects of the Divestiture..........  (1,030)      (7,693,000)        (70,000)
                                      ------     ------------     -----------
Quarter ended June 30, 1998.........   6,382     $ 63,494,000     $ 6,044,000
                                      ------     ------------     -----------
                                      ------     ------------     -----------

OTHER OPERATING REVENUE -

     Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customers' retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. Same store F&I revenue increased approximately $612,000, or 14.2%, primarily attributable to increased F&I penetration rates at the Company's dealerships. The Acquisitions added approximately $1.3 million in revenue from F&I activities.

     Same store F&I gross profit increased approximately $814,000, or 21.6%, from the second quarter of 1997 to the second quarter of 1998. Gross profit percentage increased from 87.7% in the second quarter of 1997 to 93.3% in the second quarter of 1998, primarily due to a decrease in the cost of extended warranties.

     Parts and service revenue represents the retail and wholesale sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue increased approximately $505,000, or 6.5%, primarily attributable to increased capacity at the Company's two recently relocated dealerships. The Acquisitions added approximately $4.0 million in revenue from their parts and service activities.

     Same store parts and service gross profit decreased approximately
$7,000. The gross profit percentage declined from 59.0% in the second quarter of 1997 to 55.3% in the second quarter of 1998, primarily attributable to a change in sales mix in parts and service sales. The Acquisitions added approximately $2.2 million from parts and service activities at a gross profit percentage of 54.7%.

     Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount of fees is usually governed by state statute, regulation or regulatory agency. Also included in other revenue is management fee income and rental income. Same store revenue and gross profit from other revenue increased $532,000, or 47.5%, from the second quarter of 1997 primarily as a result of the management fee revenue from two dealerships the Company currently manages under management agreements. The Acquisitions added approximately $796,000 in other revenue and gross profit primarily from documentation fees. The dealerships acquired in the Acquisitions are located in states which permit higher documentation fees compared to the majority of the Company's same store dealerships. The Company expects this component of other revenue to increase as the Company acquires additional dealerships.

     The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results, the Acquisitions and excluding the Divestiture.

                                          F&I          Parts & Service    Other Revenue            Total
                                   -----------------   ---------------    ---------------    ------------------
                                              Gross              Gross              Gross                Gross
                                   Revenue    Profit   Revenue   Profit   Revenue   Profit   Revenue     Profit
                                   -------    ------   -------   ------   -------   ------   -------     ------
Quarter ended June 30, 1997.......  $4,910    $4,380   $ 9,788   $5,369    $1,278   $1,278   $15,976    $11,027
Same store variance...............     612       814       505       (7)      532      532     1,649      1,339
Acquisitions......................   1,282     1,282     4,023    2,199       795      795     6,100      4,276
Effects of the Divestiture........    (606)     (598)   (1,958)    (753)     (159)    (159)   (2,723)    (1,510)
                                    ------    ------   -------   ------    ------   ------   -------    -------
Quarter ended June 30, 1998.......  $6,198    $5,878   $12,358   $6,808    $2,446   $2,446   $21,002    $15,132
                                    ------    ------   -------   ------    ------   ------   -------    -------
                                    ------    ------   -------   ------    ------   ------   -------    -------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -

     Selling, general and administrative expenses increased approximately
$4.5 million for the second quarter ended June 30, 1998 compared to the second quarter ended June 30, 1997. The Acquisitions added approximately $5.8 million while the Divestiture reduced SG&A approximately $3.1 million. SG&A expense was 13.3% of revenues in the second quarter of 1998 versus 13.1% in the second quarter of 1997. This increased percentage is primarily due to higher overhead as a result of the Company's acquisition strategy and to a lesser extent the additional lease expense resulting from the sale and leaseback transaction. The Company believes that SG&A expenses will increase in the future due to higher overhead as a result of the Company's acquisition strategy and the additional lease expense as a result of the sale and leaseback transaction. The Company further believes that SG&A may increase in the third quarter of 1998 as a percentage of sales primarily due to the General Motors strike which could result in lower new vehicle sales at the Company's Chevrolet dealerships.

DEPRECIATION AND AMORTIZATION -

     Depreciation and amortization increased approximately $295,000, or 47.8%, primarily due to the Acquisitions, which added approximately $290,000 in depreciation and amortization of acquisition intangibles. The Company expects this expense to increase throughout 1998 as compared to 1997 due to a full year impact from the Acquisitions.

INTEREST EXPENSE -

     The Company's interest expense, net of interest income, increased approximately $725,000 from the comparable period last year primarily due to higher debt levels and floor plan interest expense resulting from the Acquisitions. Acquisition floor plan interest expense was $385,000 for the three month period ended June 30, 1998. Long-term debt increased from approximately $29.9 million at June 30, 1997 to approximately $42.6 million at June 30, 1998, primarily due to debt incurred to finance the Company's acquisitions. The Company expects interest expense to increase throughout 1998 due to the full year effect of the additional long-term debt and increased floor plan notes payable due to the Company's Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages which were repaid with the proceeds from the sale leaseback transaction. Net interest expense may be further impacted by additional borrowings to finance acquisitions and the future direction of interest rates.

INCOME TAX PROVISION -

     The Company's effective tax rate for the quarter ended June 30, 1998 approximated 37.4%, compared to 41.4%, for the quarter ended June 30, 1997. The actual tax rate excluding the effects of the Divestiture, for the quarter ended June 30, 1997 was 37.4%. Management expects the effective tax rate for 1998 to remain in the 37% to 38% range.

BASIC AND DILUTED NET INCOME PER SHARE -

        Basic and diluted net income per share was $.20 for the second quarter of 1998 compared to $.13 for the second quarter of 1997. Before considering the charge recorded on the Divestiture, basic and diluted earnings per share was $.16 for the second quarter of 1997. The weighted average shares outstanding decreased from approximately 14.0 million for the second quarter of 1997 to approximately 13.6 million in the second quarter of 1998 primarily due to treasury shares received in the Divestiture offset by shares issued in the Acquisitions. Weighted average shares for diluted net income per share were 13.7 million and 14.0 million for the three months ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS
 SIX MONTHS ENDED JUNE 30, 1998

REVENUES AND GROSS PROFIT

NEW VEHICLES -

     Same store unit sales decreased 37 units, or 1.0%, from the first six months of 1997 to the first six months of 1998. The decline in unit sales was offset by an increase in the average selling price per unit, which increased $677, or 3.0%, due to model sales mix and manufacturer cost increases passed on in the sales price of new vehicles. As a result of these factors, same store sales increased by approximately $1.7 million. The Acquisitions added approximately $66.4 million in new vehicle revenue and 2,518 new unit sales with an average price of $26,351. The average sales price at the dealerships acquired in the Acquisitions, excluding Chaisson which sells higher priced vehicles, was $22,270.

     Same store gross profit on new vehicle sales decreased approximately $1.1 million, or 11.8%. This decline is primarily attributable to a decline in new vehicle gross profit at the Company's Oklahoma City, Oklahoma dealership. The Acquisitions added approximately $7.0 million in gross profit with a gross profit percentage of 10.5%.

     The table below sets forth a reconciliation of new vehicle units, revenues, and gross profit from the first six months of 1997 to the first six months of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                        UNITS      REVENUES     GROSS PROFIT
                                        -----    ------------   ------------
Six months ended June 30, 1997.......   4,502    $ 98,290,000   $10,766,000
Same store variance..................     (37)      1,678,000    (1,089,000)
Acquisitions.........................   2,518      66,351,000     6,950,000
Effects of the Divestiture...........    (756)    (14,028,000)   (1,527,000)
                                        ------   ------------   -----------
Six months ended June 30, 1998.......   6,227    $152,291,000   $15,100,000
                                        ------   ------------   -----------
                                        ------   ------------   -----------


USED VEHICLES -

     Same store unit sales decreased 834 units, or 9.5%, including retail and wholesale sales. Unit sales at the Oklahoma City, Oklahoma dealership declined by 1,060 used retail units in the first six months of 1998. Management believes the decline in unit sales at the Oklahoma City, Oklahoma dealership is primarily attributable to a less than desirable used vehicle inventory, the Company's continued effort to change the sales method to eliminate low margin highly promotional volume selling and high personnel turnover. Same store sales, excluding the Oklahoma City, Oklahoma dealership, increased by approximately $6.7 million, or 11.3%, primarily attributable to the Company's continued focus on improving used vehicle operations at its existing dealerships. The Acquisitions added approximately $48.8 million used vehicle revenue and 4,428 used vehicle unit sales at an average price of $11,026.

     Same store gross profit decreased approximately $1.9 million, or 21.6%, primarily attributable to the decline in sales at the Company's Oklahoma City, Oklahoma dealership. The Acquisitions added approximately $5.4 million in gross profit with a gross profit percentage of 11.0%.

     The table below sets forth a reconciliation of used vehicle units, revenues, and gross profit from the first six months of 1997 to the first six months of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                        UNITS      REVENUES     GROSS PROFIT
                                        -----    ------------   ------------
Six months ended June 30, 1997.......  10,940    $ 98,675,000   $ 9,491,000
Same store variance..................    (834)     (5,807,000)   (1,891,000)
Acquisitions.........................   4,428      48,822,000     5,365,000
Effects of the Divestiture...........  (2,164)    (17,627,000)     (743,000)
                                       ------    ------------   -----------
Six months ended June 30, 1998.......  12,370    $124,063,000   $12,222,000
                                       ------    ------------   -----------
                                       ------    ------------   -----------

OTHER OPERATING REVENUE -

     Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customers' retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. Same store F&I revenue decreased by approximately $64,000 primarily attributable to lower vehicle unit sales at the Oklahoma City, Oklahoma dealership. Same store F&I revenue, excluding the Oklahoma City, Oklahoma market, increased approximately $841,000 or 14.7%, primarily attributable to increased F&I penetration rates at the Company's other dealerships. The Acquisitions added approximately $4.0 million in revenue from F&I activities.

     Same store F&I gross profit increased by approximately $213,000 or 3.4%, from the first six months of 1997 to the first six months of 1998. The gross profit percentage increased from 88.0% to 91.8% for the comparable six month periods, primarily attributable to a reduction in extended warranty costs.

     Parts and service revenue represents the retail and wholesale sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue increased approximately $268,000, or 2.1%, in the first six months of 1998 compared to the first six months of 1997. Same store parts and service revenue, excluding the Oklahoma City, Oklahoma dealership, increased by approximately $1.2 million, or 12.3%, primarily attributable to increased capacity at the Company's two recently relocated dealerships. The Acquisitions added approximately $11.3 million in revenue from their parts and service activities.

     Same store parts and service gross profit decreased approximately $251,000. The gross profit percentage declined from 55.9% to 52.9%, primarily attributable to a change in sales mix in parts and service sales. The Acquisitions added approximately $5.9 million from parts and service in gross profit activities at a gross profit percentage of 52.1%.

     Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount of fees is usually governed by state statute, regulation or regulatory agency. Also included in the other revenue is management fee income and rental income. Same store revenue and gross profit from other revenue increased $935,000, or 54.7%, from the first six months of 1997 to the first six months of 1998 primarily as a result of the management fee revenue from two dealerships the Company currently manages under management agreements. The Acquisitions added approximately $2.1 million in other revenue and gross profit primarily from documentation fees. The dealerships acquired in the Acquisitions are located in states which permit higher documentation fees compared to the majority of the Company's same store dealerships. The Company expects this component of other revenue to increase as the Company acquires additional dealerships.

     The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results, the Acquisitions and excluding the Divestiture.

                                          F&I          Parts & Service    Other Revenue            Total
                                   -----------------   ---------------    ---------------    ------------------
                                              Gross              Gross              Gross                Gross
                                   Revenue    Profit   Revenue   Profit   Revenue   Profit   Revenue     Profit
                                   -------    ------   -------   ------   -------   ------   -------     ------
Six months ended June 30, 1997.... $ 8,548   $ 7,625   $16,834   $ 8,770    $2,062   $2,062   $27,444    $18,457
Same store variance...............     (64)      213       268      (251)      935      935     1,139        897
Acquisitions......................   4,035     3,879    11,295     5,890     2,143    2,143    17,473     11,912
Effects of the Divestiture........  (1,430)   (1,364)   (3,875)   (1,521)     (352)    (352)   (5,657)    (3,237)
                                   -------   -------   -------   -------    ------   ------   -------    -------
Six months ended June 30, 1998.... $11,089   $10,353   $24,522   $12,888    $4,788   $4,788   $40,399    $28,029
                                   -------   -------   -------   -------    ------   ------   -------    -------
                                   -------   -------   -------   -------    ------   ------   -------    -------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -

     Selling, general and administrative expenses increased approximately $13.7 million for the comparable six month periods of 1997 to 1998. The Acquisitions added approximately $17.4 million while the Divestiture reduced SG&A approximately $5.6 million. SG&A expense was 13.4% of revenues for the six months ended June 30, 1998 versus 12.8% for the six months ended June 30, 1997. This increased percentage is primarily due to higher overhead as a result of the Company's acquisition strategy and to a lesser extent the loss of operating leverage from a reduction in same store revenue. The Company believes that SG&A expenses will increase in the future as the Company continues to expand. The Company also expects additional lease expense for the remainder of 1998 as a result of the sale and leaseback transaction. The annualized rent expense under the contract is $4.1 million for the properties, net of the amortization of the deferred gain.

DEPRECIATION AND AMORTIZATION -

     Depreciation and amortization increased approximately $841,000, or 84.2%, primarily due to the Acquisitions, which added approximately $861,000 in depreciation and amortization of acquisition intangibles. Same store depreciation expense was reduced beginning in February due to the sale and leaseback transaction which was completed in February, 1998. The Company expects this expense to increase throughout 1998 due to a full year impact from the Acquisitions which should exceed the reduction caused by the Divestiture.

INTEREST EXPENSE -

     The Company's interest expense, net of interest income, increased approximately $2.4 million from the comparable period last year due to higher debt levels and floor plan interest expense resulting from the Acquisitions. Acquisition floor plan interest expense was approximately $1.0 million for the six month period ended June 30, 1998. Long-term debt increased from approximately $29.9 million at June 30, 1997 to approximately $42.6 million at June 30, 1998, primarily due to debt incurred to finance the Company's acquisitions. The Company expects interest expense to increase throughout 1998 due to the full year effect of the additional long term debt and increased floor plan notes payable due to the Company's Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages which were repaid with the proceeds from the sale leaseback transaction. Net interest expense may be further impacted by additional borrowings to finance acquisitions and the future direction of interest rates.

INCOME TAX PROVISION -

     The effective tax rate for the six months ended June 30, 1998 was 37.4%, compared to the Company's effective income tax rate for the six months ended June 30, 1997 of approximately 39.3%. The actual tax rate, excluding the effects of the Divestiture, for the period ended June 30, 1997, was 37.4%. The Company expects its effective tax rate for 1998 to be in the 37% to 38% range.

BASIC AND DILUTED NET INCOME PER SHARE -

     Basic and diluted net income per share remained unchanged from $.31 in the first six months of 1997 to $.31 in the first six months of 1998 before a charge recorded on the Divestiture in the first six months of 1997 and an employee severance charge in the first six months of 1998. After the respective charges, the basic and diluted net income per share decreased from $.29 per share in 1997 to $.27 in 1998. The weighted average shares outstanding decreased from approximately 13.9 million to approximately 13.6 million for the six month periods of 1997 and 1998 primarily due to treasury shares received in the Divestiture offset by shares issued in the Acquisitions. Weighted average shares for diluted net income per share were 13.7 million and 13.9 million for the six months ended June 30, 1998 and 1997, respectively.

     The Company believes several factors are in place that will affect net income throughout the remainder of 1998. The Company will have the benefit of a full year impact from the Acquisitions. The Company will also be receiving management fees from two dealerships currently under management contract until the acquisitions are completed or terminate. The Company does not expect volume or margin growth in its Amarillo, Texas market and expects negative comparisons for Oklahoma City, Oklahoma for both volume and gross profit. While the Denver, Colorado and Las Vegas, Nevada markets continue to grow, national and regional sales trends indicate flat demand for new vehicles throughout 1998. On June 5, 1998, the United Auto Workers initiated a strike at a General Motors' parts plant, which caused General Motors to cease the production of most of its new vehicles. On July 29, 1998, General Motors announced a resolution to the strike. The Company has purchased vehicles from other dealers in an effort to mitigate the effects of the strike; however, those vehicles are purchased at higher costs which will result in lower margins. The effect of the strike will continue until vehicle allocations are normalized. In the opinion of management, the strike will have an adverse affect on sales and gross profit at its Amarillo, Texas dealerships during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES -

     During the first six months of 1998, the Company used net cash of approximately $10.9 million from operating activities, compared to net cashed used of approximately $7.2 million during the first six months of 1997. The decrease is primarily attributable to increases in accounts receivables and inventory.

     Cash provided from investing activities of approximately $13.6 million during the first six months of 1998 related primarily to the net proceeds received on the sale/leaseback transactions offset by the acquisition of JRJ Investments and construction costs related to the two new dealership facilities for Denver Toyota and Toyota West. The Company completed all of the sale/leaseback transactions during the first six months of 1998. The first transaction was completed on February 24, 1998 and related to all Amarillo dealership properties. The Company received gross proceeds of $13.6 million and retired existing mortgages of approximately $5.5 million. The Denver, Colorado transaction was completed on March 31, 1998. The Company received gross proceeds of $8.9 million and retired approximately $3.4 million in interim construction notes and $2.0 million in land purchase notes. The Las Vegas, Nevada transaction was completed on May 19, 1998. The Company received gross proceeds of approximately $13.8 million and retired related interim construction debt of approximately $4.3 million and a land purchase note of $5.5 million.

     Cash used in financing activities totaled approximately $10.3 million for the first six months of 1998 compared to cash provided of approximately $12.9 million for the first six months of 1997. The decrease was mainly attributable to debt repayments to affiliates and others associated with the completion of the sale/leaseback transactions. The decrease was offset by an increase in floor plan notes payable due to increased inventory at the two new Toyota dealership facilities and borrowings from an affiliate for used car flooring.

     The Company finances its purchases of new vehicle inventory with manufacturer captive finance companies and commercial banks. The Company also maintains lines of credit with manufacturer captive finance companies for the financing of used vehicle inventories. The lenders receive a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed and must repay the principal amount of the indebtedness with respect to any vehicle within a few days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing, including the interest rate. At June 30, 1998, the Company had outstanding floor plan debt of approximately $69.9 million which incurred an average annual interest rate of approximately 8.8% during the first six months of 1998.

        The Company began financing its used vehicle operations at its Denver Toyota and Toyota West dealerships on January 16, 1998. The amount of this floor plan line is $3 million and is provided by R. Douglas Spedding, an Officer of the Company. The Company intends to renew these notes or refinance them with another floor plan provider. The notes mature on December 1, 1998 and bear an interest rate of 9%. Total amount outstanding at June 30, 1998 was approximately $2.4 million.

     The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $6.0 million consisting of approximately $4.1 million in cash and $1.4 million in seller financed notes and $500,000 in assumed debt. The Company intends to fund the cash portion of the proposed purchase price from available working capital and availability under its credit line. During the first six months of 1998, the Company advanced approximately $2.1 million towards the closing of this transaction. The transaction is subject to manufacturer's approval. The Company expects to complete the transaction by the end of the third fiscal quarter of 1998.

     The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. During the first six months of 1998 the Company advanced approximately $1.5 million towards the closing of this transaction. The Company intends to secure additional bank borrowings to fund the remaining cash portion of the purchase price. The Company is negotiating to increase its existing credit facility and investigating other sources of financing; however, no assurance can be given whether the line will be increased or whether other sources of financing can be secured. The transaction is subject to manufacturer's approval. The Company expects to complete this transaction during 1998.

     The Company has incurred a deferred tax liability of approximately $4 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO effective for 1996. The Company believes that it is required to pay this liability in six annual installments, beginning in 1997, and believes that it will be able to pay such obligation with cash provided by operations.

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

YEAR 2000 ISSUES

     The Company has initiated its plan of action to address certain computer problems relating to the turn of the century, commonly referred to as the Year 2000 (Y2K) issue. The Company's plan of action has identified all areas of concern and has separated out the concerns between mission critical systems and non-mission critical systems. The Company has determined definite goals and time requirements in achieving Y2K compliance, with the mission critical systems being tested first. The Company expects nearly all of the testing on mission critical systems to be completed by the end of 1998, with non-mission critical systems testing beginning in January, 1999. The Company has also initiated a plan to send letters of compliance to major vendors used by each dealership, in order to verify Y2K compliance by the vendor. The major vendors include, but are not limited to, automobile manufacturers, automobile parts suppliers, banks, finance companies and warranty companies. The Company estimates that the cost of compliance will not be significant.

     The Company uses primarily one vendor to supply its operation and financial computer software. This vendor has informed the Company that all Y2K issues have been or will be addressed and resolved in the Company's major record keeping systems well before the year 2000.


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

               None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CROSS-CONTINENT AUTO RETAILERS, INC.



DATE: August 11, 1998              By:
                                      ------------------------------------
                                      John W. Gaines,
                                      Vice President-Finance and Chief
                                      Financial Officer




DATE: August 11, 1998              BY:
                                      ------------------------------------
                                      Charles D. Winton,
                                      Vice President and Chief Accounting
                                      Officer

                                EXHIBIT INDEX

Exhibit
Number              Description
-------     ---------------------------------------------------

2.1 Asset Purchase Agreement dated as of June 17, 1996, among Lynn Hickey Dodge, Inc., Lynn Hickey, and Cross Country Dodge, Inc. (1)

2.2 Stock Purchase Agreement, dated as of January 23, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (2)

2.3 Amendment to Stock Purchase Agreement dated as of April 1, 1997, by and between Cross-Continent Auto Retailers, Inc. and R. Douglas Spedding (3)

2.4 Stock Purchase Agreement dated as of February 28, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan
            (10)

2.5 Second Amendment to Stock Purchase Agreement dated as of April 30, 1997, by and between Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Datsun, Inc., d/b/a Jack Biegger Nissan, as amended by the Amendment to Stock Purchase Agreement dated as of March 17, 1997, among Cross-Continent Auto Retailers, Inc., Jack Biegger, Dale Edwards, and Sahara Nissan, Inc., d/b/a Jack Biegger Nissan (10)

2.6 Asset Purchase Agreement dated as of April 16, 1997, by and between JRJ Investments, Inc., a Nevada corporation, The Chaisson Family Trust R-501, and Cross-Continent Auto Retailers, Inc. (11)

2.6.1 Consent to Termination of Agreements dated as of August 5, 1997, among Cross-Continent Auto Retailers, Inc., JRJ Investments, Inc. and The Chaisson Family Trust R-501 (11)

2.7 Purchase Agreement dated as of March 1, 1997, between RDS, Inc. and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)

2.8 Purchase Agreement dated as of March 1, 1997, between R. Douglas Spedding and Cross-Continent Auto Retailers, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (3)

2.9 Third Amendment to Stock Purchase Agreement, dated as of May 9, 1997, among Cross-Continent Auto Retailers, Inc., The Jack Biegger Revocable Living Trust, The Dale M. Edwards Revocable Family Trust, and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan (9)

2.10 Stock Purchase Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Benji Investments, Ltd. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (11)

2.11 Stock Purchase Agreement dated as of October 8, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request)
            (13)

2.12 Amendment to Stock Purchase Agreement dated as of October 14, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (13)

2.13 Amended and Restated Stock Purchase Agreement dated as of November 1, 1997, by and among Cross-Continent Auto Retailers, Inc., The Chaisson Family Trust R-501, and JRJ Investments, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (15)

2.14 Stock Purchase Agreement dated October 16, 1997, by and among Cross-Continent Auto Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)

2.15 Amendment to Stock Purchase Agreement dated January 14, 1998, by and among Cross-Continent Auto Retailers, Inc., Thomas A. Randt, Ronald J. Blomquist, and Tar-Car, Inc. (16)

2.16 Asset Purchase Agreement dated December 17, 1997, by and among Vinci, Inc., Ronald C. Vinci, and Sahara Imports, Inc. (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)

2.17 Amendment to Asset Purchase Agreement dated January 29, 1998, by and among Vinci, Inc., Ronald C. Vinci, and Sahara Imports, Inc.
            (16)

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

10.7 Office Lease dated June 1, 1996, between Gilliland Group Family Partnership and Cross-Counrty Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (1)

10.8 Wholesale Security Agreement, as amended, dated December 4, 1995, between General Motors Acceptance Corporation and Performance Dodge, Inc. (1) (7)

10.9        Corporation and Shareholders' Agreement of Xaris Management Co. (1)

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

10.29 Environmental Agreement dated July 1, 1997 between Cross-Continent Auto Retailers, Inc. and The Jack Biegger Revocable Living Trust.
            (9)

10.30 Separation Agreement dated as of June 20, 1997 between Cross-Continent Auto Retailers, Inc. and Emmett M. Rice, Jr. (11)

10.32 Documents, dated as of August 7, 1997, relating to the line of credit for Cross-Continent Auto Retailers, Inc. with Texas Commerce Bank National Association, individually and as agent (13)

10.32.1     First Amendment to Revolving Credit Agreement among
            Cross-Continent Auto Retailers, Inc.; its subsidiaries; Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi, Ltd., Houston Agency; and U.S. Bank. (13)

10.32.2 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Texas Commerce Bank National Association in the principal amount of $22,500,000 (13)

10.32.3 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Amarillo National Bank in the principal amount of $7,500,000 (13)

10.32.4 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of Bank of Tokyo-Mitsubishi, Ltd., Houston Agency, in the principal amount of $5,000,000 (13)

10.32.5 Revolving Note by Cross-Continent Auto Retailers, Inc. and all of its subsidiaries to the order of U.S. Bank in the principal amount of $5,000,000 (13)

10.33 Lease Agreement dated August 15, 1997 between Cross-Continent Auto Retailers, Inc. and Performance Dodge, Inc. (12)

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

10.37 Assumption Agreement dated August 22, 1997 between General Motors Acceptance Corporation and Cross-Continent Auto Retailers, Inc. relating to Performance Dodge, Inc. (omitting exhibit thereto, which will be furnished supplementally to the Commission upon request) (13)

10.38 Amendment to Office Lease dated October 1, 1997, between Gilliland Group Family Partnership and Cross-Counrty Auto Retailers, Inc. (now named Cross-Continent Auto Retailers, Inc.) (13)

10.39 Amendment No. 1 to Nissan Dealer Term Sales and Service Agreement dated October 13, 1997, between the Nissan Division of Nissan Motor Corporation U.S.A. and Sahara Nissan, Inc. d/b/a Jack Biegger Nissan (13)

10.40 Management Agreement dated as of the 16th day of October, 1997, by and between Cross-Continent Auto Retailers, Inc. and Tar-Car, Inc.
            (16)

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

10.52 Sublease Agreement dated February 25, 1998 by and between Allied 2000 Collision Center, Inc. and Plains Chevrolet, Inc. (16)

10.53 Sublease Agreement dated February 25, 1998 by and between Working Man's Credit Plan, Inc. and Plains Chevrolet, Inc. (16)

10.54 Sublease Agreement dated February 25, 1998 by and between Westgate Chevrolet, Inc. and Enterprise Rent-A-Car Company (16)

10.55 Guaranty and Subordination Agreement dated February 25, 1998 by Cross-Continent Auto Retailers, Inc. in favor of Capital Automotive, L.P. (16)

10.56 Lease Agreement dated February 25, 1998 by and between Capital Automotive, L.P. and Plains Chevrolet, Inc. (14) (16)

10.57 Dealer Agreement effective as of February 1, 1998 by and between BMW of North America, Inc. and JRJ Investments, Inc. (16)

10.58 Waiver and Second Amendment to Revolving Credit Agreement dated March 27, 1998 by and among Cross-Continent Auto Retailers, Inc. and 12 of its subsidiaries; Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi; and U.S. Bank. (17)

10.59 Settlement Agreement and Release dated March 23, 1998 between Cross-Continent Auto Retailers, Inc. and James F. Purser. (17)

10.60 Amendment to Real Property Purchase Agreement and Lease Agreement dated May 14, 1998, by and among Capital Automotive L.P., Capital Automotive REIT, Cross-Continent Auto Retailers, Inc., and T-West Sales & Service, Inc.

10.61 Waiver and Third Amendment to Revolving Credit Agreement dated June 30, 1998 by and among Cross-Continent Auto Retailers, Inc. and 12 of its subsidiaries; Chase Bank of Texas, National Association, formerly known as Texas Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi; and U.S. Bank.

27.1        Financial Data Table


-----------------

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

(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, incorporated herein by reference.