Form 10-Q
period 1998-09-30
CROSS CONTINENT AUTO RETAILERS INC M&L
filed 1998-11-16
CIK 1016919

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                        OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number 001-1181

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998:

               Class                                         Shares Outstanding
--------------------------------------                       ------------------
Common Stock, $.01 par value per share                           13,573,908

                      CROSS-CONTINENT AUTO RETAILERS, INC.

                                     INDEX
PART I

               FINANCIAL INFORMATION                                            PAGE
     Item 1    Financial Statements

                  Consolidated Statements of Operations
                  Three Months Ended September 30, 1998 and September 30, 1997
                  Nine Months Ended September 30, 1998 and September 30, 1997    3

                  Consolidated Balance Sheets at
                  September 30, 1998 and December 31, 1997                       4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and September 30, 1997    5

                  Notes to Consolidated Financial Statements                     6

                  Independent Accountants' Review Report                         12

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               13

                  Consolidated Margin Statistics                                 15

                  Same Store Comparisons Margin Statistics                       16

                  Results of Operations
                  Three months ended September 30, 1998                          17

                  Results of Operations
                  Nine months ended September 30, 1998                           21


PART II

     OTHER INFORMATION

     Item 1    Legal Proceedings                                                 27

     Item 6    Exhibits and Reports on Form 8-K                                  28

                         CROSS-CONTINENT AUTO RETAILERS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS - EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------------    ---------------------------
                                                     1998           1997            1998           1997
                                                  ---------      -----------    -----------    ------------
REVENUES
     Vehicle sales                                $  152,607     $  118,078     $  428,961     $  315,043
     Other operating revenue                          23,176         16,706         63,575         44,150
                                                  -----------    -----------    -----------    ------------
                  Total revenues                     175,783        134,784        492,536        359,193

Cost of sales                                        143,743        111,061        405,145        296,756
                                                  -----------    -----------    -----------    ------------
     Gross profit                                     32,040         23,723         87,391         62,437
                                                  -----------    -----------    -----------    ------------
Operating expenses
     Selling, general and administrative              24,806         16,786         67,187         45,429
     Depreciation and amortization                     1,029            815          2,868          1,814
     Employee severance charge (Note 9)                    -              -            815              -
     Merger related expenses (Note 2)                    750              -            750              -
     Loss from sale of dealerships (Note 6)                -              -              -            347
                                                  -----------    -----------    -----------    ------------
                  Total operating expenses            26,585         17,601         71,620         47,590
                                                  -----------    -----------    -----------    ------------
     Income before interest and taxes                  5,455          6,122         15,771         14,847

Other income (expense)
     Interest income                                     195            159            489            992
     Interest expense                                 (2,379)        (2,112)        (7,149)        (5,058)
                                                  -----------    -----------    -----------    ------------
     Income before income taxes                        3,271          4,169          9,111         10,781

     Income tax provision                              1,467          1,557          3,649          4,157
                                                  -----------    -----------    -----------    ------------
                  Net income                        $  1,804       $  2,612       $  5,462        $ 6,624
                                                  -----------    -----------    -----------    ------------
                                                  -----------    -----------    -----------    ------------
Basic and diluted net income per share              $    .13       $   0.19       $   0.40        $  0.48
                                                  -----------    -----------    -----------    ------------
                                                  -----------    -----------    -----------    ------------
Weighted average common shares outstanding:
     Basic                                            13,574         13,446         13,569         13,764
     Diluted                                          13,648         13,564         13,698         13,831


The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                           SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                           ------------------   -----------------
                                                                                (UNAUDITED)
Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .           $   7,141          $   15,173
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .              24,778              16,884
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              60,347              55,807
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . .               1,543               1,792
                                                                                  --------           ---------
          Total current assets . . . . . . . . . . . . . . . . . . . .              93,809              89,656

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .               9,228              33,165
Goodwill and other intangible assets, net. . . . . . . . . . . . . . .              83,604              67,988
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,356               6,464
                                                                                  --------           ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .           $ 192,997          $  197,273
                                                                                  --------           ---------
                                                                                  --------           ---------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Floor plan notes payable . . . . . . . . . . . . . . . . . . . . . .           $  51,239          $   53,368
  Current maturities of long-term debt . . . . . . . . . . . . . . . .                 876                 727
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .               7,303               6,117
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .               2,400              15,150
  Accrued expenses and other liabilities . . . . . . . . . . . . . . .              13,152              10,559
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .               1,396                 647
                                                                                  --------           ---------
          Total current liabilities. . . . . . . . . . . . . . . . . .              76,366              86,568

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .              41,529              44,263
Other liabilities and deferred credits . . . . . . . . . . . . . . . .               4,378               3,180
                                                                                  --------           ---------
          Total long-term liabilities. . . . . . . . . . . . . . . . .              45,907              47,443

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000 shares
  authorized, none issued. . . . . . . . . . . . . . . . . . . . . . .                   -                   -
  Common stock, $.01 par value, 100,000,000 shares
  authorized, 14,205,703 issued. . . . . . . . . . . . . . . . . . . .                 142                 142
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .              55,054              54,528
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .              22,794              17,332
  Treasury stock, 631,795 and 760,000 shares at cost
   at September 30, 1998 and December 31, 1997, respectively . . . . .              (7,266)             (8,740)
                                                                                  --------           ---------
          Total stockholders' equity . . . . . . . . . . . . . . . . .              70,724              63,262

Commitments and contingencies

          Total liabilities and stockholders' equity . . . . . . . . .           $ 192,997           $ 197,273
                                                                                  --------           ---------
                                                                                  --------           ---------

The accompanying notes are an integral part of these financial statements.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     --------------------
                                                                      1998          1997
                                                                     ------        ------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . . . . . . . .         $5,462         $6,624
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization. . . . . . . . . . . . . .          2,868          1,814
    Amortization of deferred warranty revenue. . . . . . . .         (1,189)        (1,907)
    Deferred taxes and other . . . . . . . . . . . . . . . .              -           (748)
  (Increase) decrease in
    Accounts receivable. . . . . . . . . . . . . . . . . . .         (4,552)         4,178
    Inventory. . . . . . . . . . . . . . . . . . . . . . . .          9,677          3,812
    Other assets . . . . . . . . . . . . . . . . . . . . . .           (227)        (2,135)
  Increase (decrease) in
    Accounts payable - trade . . . . . . . . . . . . . . . .         (3,760)        (4,067)
    Accrued expenses and other liabilities . . . . . . . . .          1,787          1,383
                                                                    -------         ------
      Net cash provided by operating activities. . . . . . .         10,066          8,954

Cash flows from investing activities
  Acquisition of property and equipment. . . . . . . . . . .         (2,291)        (1,504)
  Construction costs . . . . . . . . . . . . . . . . . . . .         (6,131)        (4,935)
  Acquisition of dealerships . . . . . . . . . . . . . . . .        (13,964)       (41,620)
  Proceeds from sale/leaseback . . . . . . . . . . . . . . .         35,450              -
                                                                    -------         ------
      Net cash provided by (used in) investing activities. .         13,064        (48,059)

Cash flows from financing activities
  Change in floor plan notes payable . . . . . . . . . . . .        (12,359)          (903)
  Net proceeds from borrowings . . . . . . . . . . . . . . .              -         30,037
  Long-term debt repayments. . . . . . . . . . . . . . . . .         (6,053)       (17,702)
  Due to affiliates. . . . . . . . . . . . . . . . . . . . .           (443)        (7,121)
  Proceeds from borrowings - affiliates. . . . . . . . . . .          3,008              -
  Debt repayments - affiliates . . . . . . . . . . . . . . .        (15,315)             -
                                                                    -------         ------
    Net cash provided by (used in) financing activities. . .        (31,162)         4,311

Decrease in cash and cash equivalents. . . . . . . . . . . .         (8,032)       (34,794)
Cash and cash equivalents at beginning of period . . . . . .         15,173         36,946
                                                                    -------         ------
Cash and cash equivalents at end of period . . . . . . . . .       $  7,141       $  2,152
                                                                    -------         ------
                                                                    -------         ------

The accompanying notes are an integral part of these financial statements.

                         CROSS-CONTINENT AUTO RETAILERS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1998


NOTE 1.   UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This interim report should be read in conjunction with the consolidated financial statements and notes related thereto, and management's discussion and analysis of results of operations and financial condition included in Cross-Continent Auto Retailers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. Unless the context indicates otherwise, references to "C-CAR" or the "Company" are to Cross-Continent Auto Retailers, Inc and its subsidiaries. The accompanying unaudited consolidated financial statements have been subject to review by the Company's independent accountants whose report is included herein.

NOTE 2.   MERGER

         The Company entered into an Agreement and Plan of Merger, dated as of September 3, 1998 (the "Merger Agreement"), which provides for a wholly-owned subsidiary of Republic Industries, Inc. ("Republic") to be merged with and into the Company ("Merger"). Upon consummation of the proposed Merger, the Company will become a wholly-owned subsidiary of Republic, and the Company's stockholders will be entitled to receive $10.70 in cash, without interest, for each share of the Company's common stock held by them. The Merger is subject to certain closing conditions including government and manufacturer approvals, and the approval of the Company's stockholders. Consummation of the Merger is also conditioned on the divestiture of the Company's dealership in Denver, Colorado, and the divestiture, or assignment, of the Company's interest in one of its pending acquisitions (see Note 8). The divestitures, or assignments, of these dealerships are expected to coincide with the completion of the Merger. The Merger is expected to close in the first quarter of 1999; however, there can be no assurance that the Merger, or the transactions contemplated thereunder, will be completed.

         The Company incurred and recorded merger-related expenses of approximately $750,000 during the quarter ended September 30, 1998. The Company will record all additional merger-related expenses as incurred until the proposed Merger is consummated or abandoned.

NOTE 3.      NET INCOME PER COMMON SHARE

         As of September 30, 1998, the Company had 1,159,541 stock options outstanding with exercise prices ranging from $8.00 to $19.25 which have been excluded from the diluted earnings per share calculations as the effect of such would have been anti-dilutive. As of September 30, 1997 the Company had 263,494 options outstanding with exercise prices ranging from $10.00 to $19.25 which have been excluded from the diluted earnings per share calculations as the effect of such would have been anti-dilutive. The Company is contingently committed to issue additional shares in connection with the Chaisson (as hereinafter defined) acquisition (See

Note 5). The Company has included 74,000 shares and 124,000 shares in the diluted share calculations for the three and nine months ending September 30, 1998, as if it were the end of the contingent period. The actual contingent period ends January 5, 1999.

NOTE 4.     RELATED PARTY TRANSACTIONS

         In connection with its business travel, the Company from time to time uses an airplane that is owned and operated by Plains Air, Inc. Plains Air, Inc. is owned by Bill A. Gilliland, Chairman of the Board and Chief Executive Officer. Currently, the Company pays Plains Air, Inc. $20,000 per month for fixed costs, $800 per hour for operating expenses and actual fuel cost when the airplane is used by the Company. During the three months ended September 30, 1998 and 1997, the Company paid Plains Air, Inc. an aggregate of approximately $102,000 and $130,000, respectively, for the use of the airplane; for the nine months ended September 30, 1998 and 1997, the Company paid approximately $407,000 and $399,000, respectively. In July, the Company began using an airplane owned by R. Douglas Spedding, an officer of the Company, in addition to the airplane above. The Company pays R. Douglas Spedding $800 per hour for operating expenses. For the three and nine months ended September 30, 1998, the Company paid R. Douglas Spedding approximately $69,000 for the use of the plane.

         In general, the Company is required to pay for all vehicles purchased from the manufacturers upon delivery of the vehicles to the Company. The Company purchases new vehicles and certain used vehicles through financing obtained from manufacturer's captive finance companies and a certain bank. This type of financing is known as "floor plan financing" or "flooring." Under arrangements with the manufacturer's captive finance companies, the Company may deposit funds with such finance companies in an amount up to a certain percentage of the outstanding floor plan balance. Such funds earn interest at approximately the same rate charged on outstanding floor plan balances. From time to time certain Company executives and other affiliates will advance funds to the Company primarily for the purpose of investing excess cash with the finance companies. The Company acts only as an intermediary in this process. As of September 30, 1998, the Company had withdrawn and repaid all advanced funds and interest earned. The amount of interest accrued pursuant to these arrangements during the three months ended September 30, 1998 approximated $62,000. The amount of interest accrued during the nine months ended September 30, 1998 and 1997 approximated $160,000 and $193,000, respectively.

         Subsequent to the acquisition of Toyota West Sales & Service, Inc. and Douglas Toyota, Inc. (see Note 5), the seller, R. Douglas Spedding, became an officer of the Company. In connection with the acquisition of Toyota West Sales & Service, Inc. ("Toyota West") and Douglas Toyota, Inc. ("Denver Toyota"), the Company purchased two tracts of land from R. Douglas Spedding in exchange for a total of $7.5 million in seller-financed notes. The plots of land were used to relocate the Las Vegas, Nevada and the Denver, Colorado dealerships to newly constructed facilities. In connection with interim financing on construction projects at the two new locations, the Company entered into an Interim Construction and Master Loan Agreement ("Loan Agreement") with R. Douglas Spedding. The Loan Agreement provided interim financing up to $7.7 million for use on construction of the new automobile dealership facilities in Las Vegas, Nevada and Denver, Colorado. Interest accrued at the prime rate plus 1% payable monthly, and any outstanding balance, if any, was to be payable on October 31, 1998. Upon completion of the sale and leaseback transaction for Denver Toyota and Toyota West (see
Note 7), the Company retired approximately $7.7 million of the outstanding Loan Agreement and $7.5 million of the seller-financed land notes. The Loan Agreement and all seller-financed land notes and related interest have been paid in full. Interest on the construction and land notes totaled approximately $514,000 for the nine month period ended September 30, 1998.

      On January 16, 1998, the Company entered into a floor plan financing arrangement with R. Douglas Spedding, an officer of the Company, for $3.0 million. The purpose of the arrangement is to provide financing for the Company's used vehicle operations at its Toyota dealerships in Denver, Colorado and Las Vegas, Nevada. The notes mature on December 1, 1998 and bear interest at 9%. Total amount outstanding at September 30, 1998 was $2.4 million. The aggregate amount outstanding is included due to affiliates in the accompanying balance sheet. Interest on the floor plan notes for the three and nine months ended September 30, 1998 totaled approximately $54,000 and $148,000, respectively.

NOTE 5.   ACQUISITIONS

         Effective January 1, 1998, the Company acquired JRJ Investments, Inc. ("Chaisson") which owns Chaisson Motor Cars, a multi-line dealership operating in Las Vegas, Nevada, and Chaisson BMW, in Henderson, Nevada. The purchase price was $18.8 million, including acquisition costs. The cash portion, $14.0 million, was funded under the Company's credit line and from available working capital. The Company also issued a note for $2.8 million payable to the seller bearing interest at 8%. Principal and interest on the note are payable monthly over five years. The Company also issued 128,205 shares of its Common Stock to the seller. The Company has guaranteed the seller a price of the Common Stock of $15.60 per share one year from the date of closing, January 5, 1999. To the extent the stock price is less than $15.60 the Company must make up the difference in cash or by issuing additional shares of common stock to provide a total value of $2.0 million as of January 5, 1999. The Chaisson acquisition has been accounted for as a purchase and the results of Chaisson's operations have been included in the Company's consolidated statement of operations since January 1, 1998. A summary of the purchase price allocation for Chaisson is presented below (in thousands):

      Property and equipment                                      $  1,620
      Goodwill and other intangibles                                17,197
                                                                  --------
           Total                                                  $ 18,817
                                                                  --------
                                                                  --------

         Effective July 1, 1997, the Company acquired Sahara Nissan, Inc. ("Nissan West") for approximately $14.3 million. Effective April 1, 1997, the Company acquired Toyota West and Denver Toyota for an aggregate purchase price of approximately $40.7 million. Each of these transactions have been accounted for as a purchase and the results of operations from these dealerships have been included in the Company's consolidated statement of operations since the dates of acquisition.

         The unaudited consolidated statement of operations data as of September 30, 1997, is presented below on a pro forma basis as though the acquisitions of Chaisson, Nissan West, Toyota West, and Denver Toyota (collectively, the "Acquisitions") had all occurred as of January 1, 1997 (in thousands, except per share data):

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1997              SEPTEMBER 30, 1997
                                                                     ------------------              ------------------
      Pro forma revenue                                                         156,702                         506,610
      Pro forma net income                                                        2,606                           7,087
      Pro forma net income per share                                                .19                             .51
      Pro forma weighted average shares                                          13,574                          13,827

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

NOTE 6.   DISPOSITION

        Effective July 1, 1997, the Company sold 100% of the stock in Performance Dodge, Inc. and Performance Nissan, Inc. ("Performance"), both in the Oklahoma City, Oklahoma market, to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett M. Rice, Jr., the Company's former Chief Operating Officer (also a shareholder and former Director of the Company), in exchange for 760,000 shares of the Company's stock valued at a total of $8.7 million. During the quarter ended June 30, 1997, the Company recorded an estimated loss on the disposition of $347,000, which included estimated selling expenses. In conjunction with the sale, the Company repaid $4.3 million in long-term debt associated with the acquisition of these dealerships. The Company also retained ownership of the Performance Dodge facilities and the related mortgage, and is leasing such facilities to Benji Investments, LTD. The combined revenue and operating loss from these dealerships for the six-month periods ended June 30, 1998 and 1997 are presented (in thousands) below:

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                    --------------------------
                                                      1998              1997
                                                      ----              ----
      Revenue                                        $   -           $37,312
      Operating loss                                 $   -           $   561

NOTE 7.   SALE AND LEASEBACK TRANSACTIONS

        On December 31, 1997, the Company entered into a contract with a third party to sell all of its dealership real property in Amarillo, Texas and the recently constructed dealership properties located in Denver, Colorado and Las Vegas, Nevada. The total sales price approximated $36.0 million. In connection with the sale, the Company exercised its option to purchase certain real property under lease used by its Quality Nissen dealership in Amarillo, Texas for $400,000, and included the property in the sale. The Company has leased back all the property for a term of ten years with two ten year renewal options. The initial annual lease rate for all the property is approximately $4.1 million triple net with annual escalation not to exceed 2.5% per year beginning the fourth year of the initial lease term. On February 24, 1998, the Company completed the sale of the Amarillo properties. The Company received proceeds of $13.2 million and retired existing mortgages of approximately $5.5 million. The Denver, Colorado transaction was completed on March 31, 1998. The Company received $8.9 million in sales proceeds and retired approximately $3.4 million in interim construction notes and $2.0 million in land purchase notes. The Las Vegas, Nevada transaction was completed on May 19, 1998. The Company received approximately $13.8 million in sales proceeds and retired approximately $4.3 million in interim construction notes and $5.5 million in land purchase notes. The remaining proceeds will and have been used for general corporate purposes including the reduction of other debt, acquisitions and working capital needs. A gain of approximately $2.5 million has been deferred and is being amortized into income as a reduction of lease costs over the lease term.

NOTE 8.    PENDING ACQUISITIONS

        The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $6.0 million consisting of approximately $4.1 million in cash, $1.4 million in seller financed notes and $500,000 in assumed debt. During the nine months ended September 30, 1998, the Company advanced approximately $2.1 million towards the closing of this transaction. Consummation of the Merger (Note 2) is conditioned on the divestiture, or assignment, of the Company's interest in its pending acquisition of the California dealership. The Company expects that the divestiture, or assignment, will coincide with the completion of the Merger; however, there can be no assurance the divestiture or the Merger will be completed.

        The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. The Company has not obtained approval from the related manufacturer, and the purchase contract expires January 1, 1999. As a result, the Company has been negotiating with and intends to enter into an agreement with Republic to sell or assign its interests in this Nevada dealership to Republic. The Company has advanced approximately $1.5 million toward the closing of this transaction.

        The Company is currently managing the dealerships discussed above under management agreements. Under the agreements, the Company provides management of day-to-day operations in exchange for non-refundable fees equal to the dealerships' pre-tax profits above a fixed monthly amount. During the three months and nine months ended September 30, 1998, the Company recognized approximately $824,000 and $2.0 million, respectively, in management fee income, which is reflected in other operating revenue in the accompanying consolidated statements of operations.

NOTE 9.   EMPLOYEE SEVERANCE CHARGE

        The Company recorded a pre-tax charge of $815,000 during the nine months ended September 30, 1998, representing employee severance incurred with the realignment of management and certain other personnel.

NOTE 10.   CONTINGENCIES

        The Company is subject to certain agreements with the various manufacturers that supply new vehicles and parts to each of its dealerships. These agreements generally limit the locations of dealerships, contain provisions regarding the adequacy of facilities and retain manufacturer approval rights over changes in dealership management and ownership. Each manufacturer is also entitled to terminate these agreements for a dealership if the dealership is in material breach of the terms. Nissan Motor Corp., U.S.A. ("Nissan") has advised the Company that the facility where Nissan West is located does not meet Nissan's current requirements. Also, the Company has agreed to make certain changes at its BMW of North America, Inc. ("BMW") location in Las Vegas, Nevada, including making the location exclusively a BMW retail location. The Company is developing a facilities plan to meet the requirements of Nissan and BMW and believes it will be able to satisfy the requirements of these manufacturers without any significant interruption of business. However, there can be no assurance that these plans will be acceptable to Nissan or BMW, as the case may be.

        The Company is a defendant in three class action lawsuits that have been filed by several claimants against approximately 700 automobile dealerships across the State of Texas. The plaintiffs allege that the charging of the vehicle inventory taxes to vehicle purchasers constitutes fraud, violates the Texas Deceptive Trade Practices

Act, and constitutes price fixing in violation of the Clayton Antitrust Act. The Texas Automobile Dealers Association has hired counsel to represent the defendants in these lawsuits. The defendants have denied the allegations and the affiliates contend that they have charged the vehicle inventory taxes to vehicle purchasers in compliance with applicable law. The Company has answered interrogatories and document production request in one of the lawsuits. The defendants intend to vigorously defend their position.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To:  The Board of Directors and Stockholders of
     Cross-Continent Auto Retailers, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Cross-Continent Auto Retailers, Inc. and its subsidiaries (the "Company") as of September 30, 1998, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally-accepted accounting principles.

We previously audited, in accordance with generally-accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Fort Worth, Texas
November 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future financial positions, business strategy, budgets, project cost and plans and objectives of management for future operations and recent and future acquisitions, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intends," "estimate," "anticipate," or "believe" or the negative thereof or variation thereon or similar terminology. Although the Company believes the expectations reflected in such forward-looking statements will prove correct, there can be no assurance that such expectations will prove to have been correct. Stockholders are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Other than as prescribed by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the Quarterly Report to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, local, regional and national economic conditions, changes in the consumer demand for products offered by the Company, manufacturer employee strikes and other matters that may adversely affect the availability of products and pricing, state and federal regulatory environment, availability of additional funding for acquisitions, failure to assimilate the operations and personnel of the acquired dealerships, failure of the Merger, and other risks identified in the Company's previous filings with the Commissions. The Company can not control these risks and uncertainties and in many cases, can not predict the risks and uncertainties that could cause its actual results to differ materially from the indicated by the forward-looking statements.

GENERAL

        C-Car currently owns and operates a group of automobile dealerships in the Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada markets. The financial condition and results of operations reported herein are based upon the results of operations of the dealerships operated by the Company for the time periods reported. The Company generates its revenues from sales of new and used vehicles, fees for repair and maintenance services, sale of replacement parts, and fees and commissions from arranging financing, extended warranties, and credit insurance in connection with vehicle sales.

        The Company entered into the Merger Agreement, which provides for a wholly-owned subsidiary of Republic to be merged with and into the Company. Upon consummation of the proposed Merger, the Company will become a wholly-owned subsidiary of Republic, and the Company's stockholders will be entitled to receive $10.70 in cash, without interest, for each share of the Company's common stock held by them. The Merger is subject to certain closing conditions including government and manufacturer approvals, and the approval of the Company's stockholders. The Merger is also conditioned on the divestiture of the Company's dealership in Denver, Colorado, and the divestiture, or assignment, of the Company's interest in one of its pending acquisitions. The divestiture of these dealerships is expected to coincide with the completion of the Merger. The Merger is expected to close in the first quarter of 1999; however, there can be no assurances the Merger, or the transactions contemplated thereunder, will be completed.

        Until the Merger is completed, the proposed Merger, and the proposed transactions contemplated thereunder, may be a distraction to certain key employees of the Company and could have a negative impact on the Company's results of operations. While the Company plans to minimize the distractions to key employees, there can be no assurance that the distractions will not occur.

        In April, 1997, the Company completed the purchase of Toyota West in Las Vegas, Nevada and Denver Toyota in Denver, Colorado, from owner R. Douglas Spedding. In July, 1997, the Company acquired Nissan West in Las Vegas, Nevada. In January, 1998, the Company acquired Chaisson, also in Las Vegas. The term "Acquisitions" refers collectively to the aforementioned dealerships, but only for the time period in which the dealership is not included in the same periods of 1998 and 1997. The Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired dealerships have been included in the operating results of the Company since their respective dates of acquisition. The Company also has two acquisitions pending in Nevada and California and is currently operating those dealerships under management agreements.

        Effective July 1, 1997, the Company completed the sale of Performance to Benji Investments, Ltd., a Texas limited partnership controlled by Emmett
M. Rice, Jr., a former Officer and Director of the Company (the "Divestiture"). Because of the significant growth of the Company since its formation, as a result of the aforementioned Merger, Acquisitions and the Divestiture, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                        CONSOLIDATED MARGIN STATISTICS

                                     QTR. ENDED            QTR. ENDED                  YTD                       YTD
                                SEPTEMBER 30, 1998     SEPTEMBER 30, 1997      SEPTEMBER. 30, 1998       SEPTEMBER 30, 1997
                                ------------------     ------------------      -------------------       ------------------
                                                      (IN THOUSANDS,EXCEPT UNITS AND PERCENTAGES)
New vehicle sales
   Units ........................      3,719                   2,891                   9,946                     7,393
  Revenue .......................   $ 89,399                $ 65,260                $241,690                  $163,550
  Average selling price .........   $   24.0                $   22.6                $   24.3                  $   22.1
Used vehicle sales (1)
  Units .........................      6,444                   5,691                  18,814                    16,631
  Revenue .......................   $ 63,208                $ 52,818                $187,272                  $151,493
  Average selling price .........   $    9.8                $    9.3                $   10.0                  $    9.1
Total Vehicles Sales
  Units .........................     10,163                   8,582                  28,760                    24,024
  Revenue .......................   $152,607                $118,078                $428,962                  $315,043
Other operating revenue
  Finance and insurance .........   $  6,809                $  5,231                $ 17,898                  $ 13,975
  Parts and service .............     13,700                  10,242                  38,221                    26,879
  Other revenue .................      2,667                   1,233                   7,455                     3,296
                                    --------                --------                --------                  --------
    Total other operating revenue     23,176                  16,706                  63,574                    44,150
Total revenue ...................   $175,783                $134,784                $492,536                  $359,193
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------
Gross profit
  New vehicles ..................   $  8,777                $  6,523                $ 23,878                  $ 17,288
  Used vehicles(1) ..............      6,572                   5,882                  18,793                    15,375
         Finance and insurance ..      6,381                   4,772                  16,735                    12,592
  Parts and service .............      7,643                   5,313                  20,530                    13,886
  Other revenue .................      2,667                   1,233                   7,455                     3,296
                                    --------                --------                --------                  --------
Total gross profit ..............   $ 32,040                $ 23,723                $ 87,391                  $ 62,437
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------
Gross profit percent
  New vehicles ..................        9.8%                   10.0%                    9.9%                     10.6%
  Used vehicles(1) ..............       10.4%                   11.1%                   10.0%                     10.1%
  Finance and insurance .........       93.7%                   91.2%                   93.5%                     90.1%
  Parts and service .............       55.8%                   51.9%                   53.7%                     51.7%
  Other revenue .................      100.0%                  100.0%                  100.0%                    100.0%
                                    --------                --------                --------                  --------
Total gross profit percent ......       18.2%                   17.6%                   17.7%                     17.4%
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------

------------------

(1) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

                      CROSS-CONTINENT AUTO RETAILERS, INC.
                  (1)SAME STORE COMPARISONS MARGIN STATISTICS

                                   QTR. ENDED               QTR. ENDED                 YTD                       YTD
                               SEPTEMBER 30, 1998      SEPTEMBER 30, 1997      SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                               ------------------      ------------------      ------------------       ------------------
                                                       (IN THOUSANDS,EXCEPT UNITS AND PERCENTAGES)
New vehicle sales
  Units .........................      3,238                   2,891                   6,947                     6,637
  Revenue .......................   $ 74,347                $ 65,260                $160,287                  $149,522
  Average selling price .........   $   23.0                $   22.6                $   23.1                  $   22.5
Used vehicle sales (2)
  Units .........................      5,840                   5,691                  13,782                    14,467
  Revenue .......................   $ 54,872                $ 52,818                $130,113                  $133,866
  Average selling price .........   $    9.4                $    9.3                $    9.4                  $    9.3
Total Vehicles Sales
  Units .........................      9,078                   8,582                  20,729                    21,104
  Revenue .......................   $129,219                $118,078                $290,400                  $283,388
Other operating revenue
  Finance and insurance .........   $  6,168                $  5,231                $ 13,223                  $ 12,546
  Parts and service .............     10,903                  10,241                  24,130                    23,003
  Other revenue .................      2,303                   1,233                   4,948                     2,944
                                    --------                --------                --------                  --------
    Total other operating revenue     19,374                  16,705                  42,301                    38,493

Total revenue ...................   $148,593                $134,783                $332,701                  $321,881
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------
Gross profit
  New vehicles ..................   $  7,359                $  6,523                $ 15,508                  $ 15,761
  Used vehicles (2) .............      6,092                   5,882                  12,950                    14,631
  Finance and insurance .........      5,741                   4,772                  12,216                    11,230
  Parts and service .............      6,030                   5,313                  13,027                    12,364
  Other revenue .................      2,303                   1,233                   4,948                     2,944
                                    --------                --------                --------                  --------

Total gross profit ..............   $ 27,525                $ 23,723                $ 58,649                  $ 56,930
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------
Gross profit percent
  New vehicles ..................        9.9%                   10.0%                    9.7%                     10.5%
  Used vehicles (2) .............       11.1%                   11.1%                   10.0%                     10.9%
  Finance and insurance .........       93.1%                   91.2%                   92.4%                     89.5%
  Parts and service .............       55.3%                   51.9%                   54.0%                     53.7%
  Other revenue .................      100.0%                  100.0%                  100.0%                    100.0%
                                    --------                --------                --------                  --------

Total gross profit percent ......       18.5%                   17.6%                   17.6%                     17.7%
                                    --------                --------                --------                  --------
                                    --------                --------                --------                  --------

------------------
(1) "Same Store" information relates to the dealerships for which their results of operations are included in the Consolidated Statements of Operations for the same periods of 1998 and 1997.
(2) Used vehicle information includes the Company's retail and wholesale used vehicle activities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES AND GROSS PROFIT
NEW VEHICLES -

        Same store unit sales (which are defined as the results of the Company's dealerships which are included in the Consolidated Statements of Operations for the same periods of 1998 and 1997) increased 347 units, or 12.0%, from the third quarter of 1997 to the third quarter of 1998. The increase in same store unit sales is primarily attributable to an increase in same store unit sales in the Las Vegas, Nevada, and Denver, Colorado, markets, partially offset by a decrease in same store unit sales in the Amarillo, Texas, market. Unit sales in the Denver and Las Vegas markets increased 501 units, or 35.1%, primarily attributable to the relocation of the Company's Toyota dealerships to new larger facilities and to a continuation of manufacturer consumer incentive programs designed to stimulate retail demand for new vehicles. The consumer incentives offered by the manufacturers generally consist of discounts, rebates and favorable financing and leasing programs. Unit sales in the Amarillo market declined 263 units, or 22.4%, primarily attributable to the General Motors strike that caused a disruption in the availability of new vehicle inventory at the Company's Chevrolet dealerships. Same store average selling price per unit increased $387, or 1.7%, primarily attributable to model mix and manufacturer cost increases passed on in the sales price of new vehicles. As a result of these factors, same store sales increased by approximately $9.1 million, or 13.9% from the third quarter of 1997 to the third quarter of 1998. The Chaisson acquisition added approximately $15.1 million in new vehicle revenue and 481 new unit sales with an average price of $31,293.

        Same store gross profit on new vehicle sales increased approximately $836,000, or 12.8%, which is primarily attributable to the increase in same store new vehicle unit sales. The Chaisson acquisition added approximately $1.4 million in gross profit with a gross profit percentage of 9.4%. The Company expects lower new vehicle sales and gross profit in the fourth fiscal quarter of 1998 as the Company enters its slower selling season.

        The table below sets forth a reconciliation of new vehicle units, revenues, and gross profit from the third quarter of 1997 to the third quarter of 1998 accounting for the variance in same store results and the Acquisitions.

                                                                  UNITS              REVENUES             GROSS PROFIT
                                                                  -----              --------             ------------
Quarter ended September 30, 1997 ...                              2,891             $65,260,000               $6,523,000
Same store variance ................                                347               9,087,000                  836,000
Acquisitions .......................                                481              15,052,000                1,418,000
                                                                  -----             -----------              -----------

Quarter ended September 30, 1998 ...                              3,719             $89,399,000               $8,777,000
                                                                  -----             -----------              -----------
                                                                  -----             -----------              -----------

USED VEHICLES -

         Same store unit sales increased 149 units, or 2.6%, including retail and wholesale sales, primarily attributable to the Company's continued efforts to improve its used vehicle operations at its existing dealerships. Same store sales excluding the Oklahoma City, Oklahoma market increased by approximately $5.4 million, or 11.6%. Unit sales in Oklahoma City, Oklahoma declined by 248 units in the third quarter of 1998 compared to the third quarter of 1997. Management believes the decline in unit sales at the Oklahoma City, Oklahoma dealership is primarily attributable to the Company's continued efforts to change the sales method to eliminate low margin, highly promotional, volume selling. The Chaisson acquisition added approximately $8.3 million in used vehicle revenue and 604 used vehicle unit sales with an average price of $13,801.

        Same store gross profit excluding the Oklahoma City, Oklahoma market increased approximately $407,000, or 7.7%, from the third quarter of 1997 to the third quarter of 1998, which is primarily attributable to increased used vehicle unit sales. The Chaisson acquisition added approximately $480,000 in gross profit with a gross profit percentage of 5.7%. Chaisson's gross profit margin is lower than the Company's other dealerships, primarily due to the fact that Chaisson sells on average a higher priced used vehicle.

       The table below sets forth a reconciliation of used vehicle units, revenues, and gross profit from the third quarter of 1997 to the third quarter of 1998 accounting for the variance in same store results and the Acquisitions.

                                                UNITS               REVENUES               GROSS PROFIT
                                                -----               --------               ------------
Quarter ended September 30, 1997 ...            5,691             $52,818,000               $5,882,000
Same store variance ................              149               2,054,000                  210,000
Acquisitions .......................              604               8,336,000                  480,000
                                                -----           -------------               ----------

Quarter ended September 30, 1998 ...            6,444             $63,208,000               $6,572,000
                                                -----           -------------               ----------
                                                -----           -------------               ----------

OTHER OPERATING REVENUE -

         Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customers' retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. Same store F&I revenue increased approximately $937,000, or 17.9%, primarily attributable to increased vehicle sales and F&I penetration rates at the Company's dealerships in the Las Vegas, Nevada and Denver, Colorado markets. The Chaisson acquisition added approximately $641,000 in F&I revenue.

         Same store F&I gross profit increased approximately $969,000, or 20.3%, from the third quarter of 1997 to the third quarter of 1998. Gross profit percentage increased to 93.1% in the third quarter of 1998 from 91.2% in the third quarter of 1997, primarily attributable to a decrease in the cost of extended warranties.

         Parts and service revenue represents the retail and wholesale sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue increased approximately $662,000, or 6.5%, primarily attributable to increased capacity at the Company's two recently relocated dealerships. The Chaisson acquisition added approximately $2.8 million in parts and service revenue.

         Same store parts and service gross profit increased approximately $717,000, or 13.5%. The gross profit percentage increased from 51.9% in the third quarter of 1997 to 55.3% in the third quarter of 1998, primarily attributable to a change in the mix of retail and wholesale parts and service sales. The Chaisson acquisition added approximately $1.6 million in gross profit from parts and service activities with a gross profit percentage of 57.7%.

         Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount of fees is usually governed by state statute, regulation or regulatory agency. Also included in other revenue are management fee income and rental income. Same store revenue and gross profit from other revenue increased $1.1 million, or 86.8%, from the third quarter of 1997 primarily as a result of the management fee revenue from two dealerships the Company currently manages under management agreements. The Chaisson acquisition added approximately $364,000 in other revenue and gross profit primarily from documentation fees.

         The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results and the Acquisitions.

                                                  F&I           PARTS & SERVICE     OTHER REVENUE           TOTAL
                                                  ---           ---------------     -------------           -----
                                                        GROSS              GROSS               GROSS               GROSS
                                            REVENUE    PROFIT   REVENUE   PROFIT    REVENUE   PROFIT   REVENUE    PROFIT
                                            -------    ------   -------   ------    -------   ------   -------    ------
   Quarter ended September 30, 1997 ...      $5,231    $4,772   $10,241   $5,313     $1,233   $1,233   $16,705   $11,318
   Same store variance ................         937       969       662      717      1,070    1,070     2,669     2,756
   Acquisitions .......................         641       640     2,797    1,613        364      364     3,802     2,617
                                            -------    ------   -------   ------     ------   ------   -------   -------
   Quarter ended September 30, 1998 ...      $6,809    $6,381   $13,700   $7,643     $2,667   $2,667   $23,176   $16,691
                                            -------    ------   -------   ------     ------   ------   -------   -------
                                            -------    ------   -------   ------     ------   ------   -------   -------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -

        Selling, general and administrative expenses increased approximately $8.0, to $24.8, million for the third quarter ended September 30, 1998. The primary reasons for the increase in selling, general and administrative expenses are the inclusion of the Chaisson acquisition which added approximately $3.4 million in expense, rent expense attributable to the sale and leaseback transaction that was completed in the second quarter of 1998 which increased expense approximated $1.0 million, and overall higher corporate and operating expenses as a result of the Company's acquisition strategy. In the comparable period last year, the Company modified pay plans of certain officers and key employees resulting in a reduction in compensation expense of approximately $1.3 million. As part of the modified pay plans, the Company granted these officers and employees options to purchase 492,214 shares of the Company's common stock at an exercise price of $8.06 per share, representing the market price of the shares on the date of grant. The Company believes the selling, general and administrative expenses will increase in the future due to the Company's acquisition strategy and additional lease expense as a result of the sale and leaseback transaction.

        The Company incurred and recorded merger-related expenses of approximately $750,000 during the quarter ended September 30, 1998. The Company will record all additional merger-related expenses as incurred until the proposed Merger is consummated or abandoned.

DEPRECIATION AND AMORTIZATION -

        Depreciation and amortization increased approximately $214,000, primarily attributable to the inclusion of amortization expense as a result of the Chaisson acquisition. The Company expects this expense to increase throughout 1998 as compared to 1997 due to a full year impact from the Acquisitions.

INTEREST EXPENSE -

        The Company's interest expense, net of interest income, increased approximately $231,000 from the comparable period last year primarily due to higher debt levels and floor plan interest expense resulting from the Chaisson acquisition which was partially offset by reduced mortgage financing as a result of the sale and leaseback transaction. The Chaisson acquisition added approximately $186,000 in interest expense for the three month period ended September 30, 1998. Long-term debt increased from approximately $39.7 million at September 30, 1997 to approximately $42.4 million at September 30, 1998, primarily due to debt incurred to finance the Acquisitions. The Company expects interest expense to increase throughout 1998 due to the full year effect of the additional long-term debt and increased floor plan notes attributable to the Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages which were repaid with the proceeds from the sale leaseback transaction. Net interest expense may be further impacted by the future direction of interest rates.

INCOME TAX PROVISION -

        The Company's effective tax rate for the quarter ended September 30, 1998 approximated 44.8%, compared to 37.3%, for the quarter ended September 30, 1997. The Company recorded merger-related expenses of $750,000 during the quarter ended September 30, 1998, which are not deductible for purposes of calculating federal income tax. Before the charge for non-deductible merger expenses, the effective tax rate for the quarter ended September 30, 1998 approximated 36.5%. The decrease in the effective tax rate is attributable to a higher percentage of the Company's taxable income being generated in Nevada, which has no state income tax. Excluding non-deductible merger-related expenses, management expects the effective tax rate for 1998 to remain in the 36.5% to 37.5% range.

BASIC AND DILUTED NET INCOME PER SHARE -

        Basic and diluted net income per share was $.13 for the third quarter of 1998 compared to $.19 for the third quarter of 1997. Excluding the non-deductible merger expenses of $750,000, the Company's basic and diluted net income per share was $.19 for the third quarter ended September 30, 1998.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES AND GROSS PROFIT

NEW VEHICLES -

         Same store unit sales increased 310 units, or 4.7%, from the first nine months of 1997 to the first nine months of 1998. The increase in same store unit sales is primarily attributable to an increase in same store unit sales in the Las Vegas, Nevada, and Denver, Colorado, markets, partially offset by a decrease in same store unit sales in the Amarillo, Texas, market. Unit sales in the Denver and Las Vegas markets increased 497 units, or 19.8%, primarily attributable to the relocation of the Company's Toyota dealerships to new larger facilities and to a continuation of manufacturer consumer incentive programs designed to stimulate retail demand for new vehicles. The consumer incentives offered by the manufacturers generally consist of discounts, rebates and favorable financing and leasing programs. Unit sales in the Amarillo market declined 336 units, or 10.7%, primarily attributable to the General Motors strike that caused a disruption in the availability of new vehicle inventory at the Company's Chevrolet dealerships. As a result of these factors, same store sales increased by approximately $10.8 million, or 7.2%, from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. Same store sales average selling price per unit increased $544, or 2.4%. The Acquisitions added approximately $81.4 million in new vehicle revenue and 2,999 new unit sales with an average price of $27,143. The average sales price at the dealerships acquired in the Acquisitions, excluding Chaisson which sells higher priced vehicles, was $22,270.

         Same store gross profit on new vehicle sales decreased approximately $253,000, or 1.6%, primarily attributable to higher inventory costs at the Amarillo dealerships affected by the General Motors strike. The Company purchased new vehicle inventory from other dealers in an attempt to mitigate the effect of the General Motors strike. The units purchased from the other dealers were purchased at a higher cost than units purchased directly from General Motors. The Acquisitions added approximately $8.4 million in gross profit with a gross profit percentage of 10.3%.

         The table below sets forth a reconciliation of new vehicle units, revenues, and gross profit from the first nine months of 1997 to the first nine months of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                                      UNITS              REVENUES      GROSS PROFIT
                                                      -----              --------      ------------
Nine months ended September 30, 1997 ............     7,393          $163,550,000       $17,288,000
Same store variance .............................       310            10,765,000          (253,000)
Acquisitions ....................................     2,999            81,403,000         8,370,000
Effects of the Divestiture ......................      (756)          (14,028,000)       (1,527,000)
                                                      -----            ----------         ---------

Nine months ended September 30, 1998 ............     9,946          $241,690,000       $23,878,000
                                                      -----          ------------       -----------
                                                      -----            ----------         ---------

USED VEHICLES -

         Same store unit sales decreased 685 units, or 4.7%, including retail and wholesale sales. Same store sales, excluding the Oklahoma City, Oklahoma dealership, increased by approximately $10.8 million, or 7.1%, primarily attributable to the Company's continued focus on improving used vehicle operations at its existing dealerships. Unit sales at the Oklahoma City, Oklahoma dealership declined by 1,594 units in the first nine months of 1998. Management believes the decline in unit sales at the Oklahoma City, Oklahoma dealership is primarily attributable to a less than desirable used vehicle inventory, the Company's continued effort to change the sales method to eliminate low margin highly promotional volume selling and high personnel turnover. The Acquisitions added approximately $57.2 million used vehicle revenue and 5,032 used vehicle unit sales at an average price of $11,359.

         Same store gross profit decreased approximately $1.7 million, or 11.5%, primarily attributable to the decline in sales at the Company's Oklahoma City, Oklahoma dealership. The Acquisitions added approximately $5.8 million in gross profit with a gross profit percentage of 10.2%.

         The table below sets forth a reconciliation of used vehicle units, revenues, and gross profit from the first nine months of 1997 to the first nine months of 1998 accounting for the variance in same store results, the Acquisitions and Divestiture.

                                                                           UNITS              REVENUES      GROSS PROFIT
                                                                           -----              --------      ------------
Nine months ended September 30, 1997 ..............................       16,631          $151,493,000       $15,375,000
Same store variance ...............................................         (685)           (3,753,000)       (1,681,000)
Acquisitions ......................................................        5,032            57,159,000         5,843,000
Effects of the Divestiture ........................................       (2,164)          (17,627,000)         (744,000)
                                                                           -----          ------------        ----------

Nine months ended September 30, 1998 ..............................       18,814          $187,272,000       $18,793,000
                                                                           -----          ------------        ----------
                                                                           -----          ------------        ----------

OTHER OPERATING REVENUE -

         Finance and insurance (F&I) revenue primarily represents fees and commissions the Company earns for selling and placing customers' retail finance and lease contracts, credit life insurance contracts and third party extended warranty contracts. Same store F&I revenue increased approximately $677,000, or 5.4%, primarily attributable to an increase in unit sales at the Denver, Colorado and Las Vegas, Nevada dealerships. The Acquisitions added approximately $4.7 million in F&I revenue.

         Same store F&I gross profit increased by approximately $986,000, or 8.8%, from the first nine months of 1997 to the first nine months of 1998. Same store gross profit percentage increased from 89.5% to 92.4% for the comparable nine month periods, primarily attributable to a reduction in extended warranty costs.

         Parts and service revenue represents the retail and wholesale sales of repair and replacement parts and the sale of labor for servicing customers vehicles. Same store parts and service revenue increased approximately $1.1 million, or 4.9%, in the first nine months of 1998 compared to the first nine months of 1997. Same store parts and service revenue, excluding the Oklahoma City, Oklahoma dealership, increased by approximately $2.5 million, or 13.4%, primarily attributable to increased capacity at the Company's two recently relocated dealerships. The Acquisitions added approximately $14.1 million in parts and service revenue.

         Same store parts and service gross profit increased approximately $663,000, or 5.4%. Same store gross profit percentage increased from 53.7% to 54.0% for the comparable nine months, primarily attributable to a change in the mix of retail and wholesale parts and service sales. The Acquisitions added approximately $7.5 million in parts and service gross profit at a gross profit percentage of 53.2%.

         Other revenue primarily consists of documentation fees charged by the Company to its customers on vehicle sales. The amount of fees is usually governed by state statute, regulation or regulatory agency. Also included in the other revenue is management fee income and rental income. Same store other revenue and gross profit increased $2.0 million, or 68.1%, from the first nine months of 1997 to the first nine months of 1998, primarily as a result of the management fee revenue from two dealerships the Company currently manages under management agreements. The Acquisitions added approximately $2.5 million in other revenue and gross profit primarily from documentation fees. The Acquisitions are located in states which permit higher documentation fees compared to the Company's other same store dealerships.

         The table below sets forth a reconciliation of other operating revenue and gross profit by major category accounting for the variance in same store results, the Acquisitions and Divestiture.

                                                  F&I           PARTS & SERVICE    OTHER REVENUE          TOTAL
                                                  ---           ---------------    -------------          -----
                                                         GROSS              GROSS             GROSS               GROSS
                                               REVENUE  PROFIT    REVENUE  PROFIT   REVENUE  PROFIT   REVENUE    PROFIT
                                               -------  ------    -------  ------   -------  ------   -------    ------
Nine months ended September 30, 1997 ......    $13,975 $12,592    $26,879 $13,886    $3,296  $3,296   $44,150   $29,774
Same store variance .......................        677     986      1,127     663     2,004   2,004     3,808     3,653
Acquisitions ..............................      4,675   4,519     14,091   7,503     2,507   2,507    21,273    14,529
Effects of the Divestiture ................     (1,429) (1,362)    (3,876) (1,522)     (352)   (352)   (5,657)   (3,236)
                                                 -----   -----    ------- -------    ------  ------   -------   -------
Nine months ended September 30, 1998 ......    $17,898 $16,735    $38,221 $20,530    $7,455  $7,455   $63,574   $44,720
                                                 -----   -----    ------- -------    ------  ------   -------   -------
                                                 -----   -----    ------- -------    ------  ------   -------   -------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -

         Selling, general and administrative expenses increased approximately $21.8 million for the comparable nine month periods of 1997 to 1998. The Acquisitions added approximately $20.8 million while the Divestiture reduced selling, general and administrative expenses approximately $5.6 million. The Company's selling, general and administrative expenses were 13.6% of revenues for the nine months ended September 30, 1998 versus 12.6% for the nine months ended September 30, 1997. This increased percentage is primarily attributable to higher corporate and operating expenses as a result of the Company's acquisition strategy and increased lease expense as a result of the sale and leaseback transaction. In the third quarter of 1997, the Company modified pay plans of certain officers and key employees resulting in a reduction in compensation expense of approximately $1.3 million. The Company expects additional lease expense for the remainder of 1998 as a result of the sale and leaseback transaction. The annualized rent expense under the contract is $4.1 million for the properties, net of the amortization of the deferred gain.

DEPRECIATION AND AMORTIZATION -

         Depreciation and amortization increased approximately $1.1 million, or 58.1%, primarily attributable to the inclusion of amortization expense from the Acquisitions. The Company expects this expense to increase throughout 1998 due to a full year impact from the Acquisitions.

INTEREST EXPENSE -

         The Company's interest expense, net of interest income, increased approximately $2.6 million from the comparable period last year due to higher debt levels and floor plan interest expense resulting from the Acquisitions. The Acquisitions added approximately $1.2 million in interest expense for the nine month period ended September 30, 1998. The Company's long-term debt increased from approximately $39.7 million at September 30, 1997 to approximately $42.4 million at September 30, 1998, primarily due to debt incurred to finance the Acquisitions. The Company expects interest expense to increase throughout 1998 due to the full year effect of the additional long-term debt and increased floor plan notes payable attributable to the Acquisitions. These increases will be partially offset by reduced interest associated with property mortgages which were repaid with the proceeds from the sale leaseback transaction. Net interest expense may be further impacted by additional borrowings to finance acquisitions and the future direction of interest rates.

INCOME TAX PROVISION -

         The effective tax rate for the nine months ended September 30, 1998 was 40.0%, compared to the Company's effective income tax rate for the nine months ended September 30, 1997 of approximately 38.6%. Before the charge for non-deductible merger-related expenses, the effective rate for the nine months ended September 30, 1998 was 37.0%. Excluding non-deductible merger-related expenses, management expects its effective tax rate for 1998 to be in the 36.5% to 37.5% range.

BASIC AND DILUTED NET INCOME PER SHARE -

         Basic and diluted net income per share decreased from $.48 in the first nine months of 1997 to $.40 in the first nine months of 1998. Before considering an employee severance charge and a merger-related expense charge during the nine months ended September 30, 1998, and a loss recorded on the Divestiture in 1997, basic net income per share remained unchanged at $.50. Diluted net income per share before the respective charges decreased from $.50 in 1997 to $.49 in 1998. The weighted average shares outstanding and diluted weighted average shares outstanding decreased from approximately 13.8 million to approximately 13.6 million for the nine-month periods of 1997 and 1998 primarily due to treasury shares received in the Divestiture offset by shares issued in the Acquisitions.

         The Company believes several factors are in place that will affect net income throughout the remainder of 1998 and into 1999. The Company expects lower volume of new and used vehicle sales in the fourth and first quarters as these are traditionally slower selling seasons. The Company will have the benefit of a full year impact from the Acquisitions. The Company will also be receiving management fees from two dealerships currently under management contract until the acquisitions are divested, assigned or terminated. The Company anticipates additional non-deductible merger-related expenses will be incurred. Also the plan to divest certain operations as a result of the Merger, or any other realignment of its dealerships, may have a negative impact on revenues, gross profits, and selling, general and administrative expenses. The Company does not expect volume or margin growth in its Amarillo, Texas market and expects negative comparisons for Oklahoma City, Oklahoma for both volume and gross profit. While the Denver, Colorado and Las Vegas, Nevada markets continue to grow, national and regional sales trends indicate flat demand for new vehicles throughout 1998.

LIQUIDITY AND CAPITAL RESOURCES -

         During the first nine months of 1998, cash provided from operating activities totaled approximately $10.3 million, compared to net cash provided from operating activities of approximately $9.0 million during the first nine months of 1997. The increase is primarily attributable to a reduction in inventory as the Company enters the slower selling season.

         Cash provided from investing activities of approximately $13.0 million during the first nine months of 1998 related primarily to the net proceeds received on the sale and leaseback transactions offset by the acquisition of Chaisson and the construction costs related to the two new dealership facilities for Denver Toyota and Toyota West. The Company completed the sale and leaseback transactions during the first six months of 1998, netted approximately $35.4 million in proceeds.

          Cash used in financing activities totaled approximately $31.2 million for the first nine months of 1998 compared to cash provided of approximately $4.3 million for the first nine months of 1997. The Company's cash used in financing activities for the nine months ended September 30, 1998 related primarily to the cash used in reducing floor plan debt and retiring mortgage debt and affiliate debt in connection with the sale and leaseback transaction of approximately $20.7 million.

         The Company finances its purchases of new vehicle inventory with manufacturer captive finance companies and commercial banks. The Company also maintains lines of credit with manufacturer captive finance companies for the financing of used vehicle inventories. The lenders receive a security interest in all inventory it finances. The Company makes monthly interest payments on the amount financed and must repay the principal amount of the indebtedness with respect to any vehicle within a few days of the sale of such vehicle by the Company. The Company periodically renegotiates the terms of its financing, including the interest rate. At September 30, 1998, the Company had outstanding floor plan debt of approximately $51.2 million which incurred an average annual interest rate of approximately 8.8% during the first nine months of 1998.

         The Company began financing its used vehicle operations at its Denver Toyota and Toyota West dealerships on January 16, 1998. The amount of this floor plan line is $3.0 million and is provided by R. Douglas Spedding, an officer of the Company. The notes mature on December 1, 1998 and bear an interest rate of 9%. Total amount outstanding at September 30, 1998 was approximately $2.4 million.

         The Company has entered into a contract to acquire a certain dealership in California. The proposed purchase price is approximately $6.0 million consisting of approximately $4.1 million in cash and $1.4 million in seller financed notes and $500,000 in assumed debt. During the first nine months of 1998, the Company advanced approximately $2.1 million towards the closing of this transaction. The Company anticipates divesting, or assigning, its interest in this pending acquisition as part of the Merger Agreement.

         The Company has entered into a contract to acquire a certain dealership in Nevada. The proposed purchase price is approximately $12.5 million consisting of approximately $9.0 million in cash, $3.2 million in seller financed notes and approximately $300,000 in value of the Company's common stock. During the first nine months of 1998 the Company advanced approximately $1.5 million towards the closing of this transaction. The Company anticipates selling, or assigning, its interest in this acquisition to Republic .

         The Company has incurred a deferred tax liability of approximately $4.0 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO effective for 1996. The Company believes that it is required to pay this liability in six annual installments, beginning in 1997, and believes that it will be able to pay such obligation with cash provided by operations.

         The Company believes that its existing capital resources, including cash on hand, cash from operations, and funds available under the credit facility will be sufficient to run the Company's operations in the ordinary course of business and fund its debt service requirements. Additional financing may be required to fund one of the pending Acquisitions should the Merger not be completed. To the extent the Company pursues additional acquisitions, it most likely will need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings.

SEASONALITY

         The Company generally experiences a higher volume of new and used vehicle sales in the second and third quarters of each year. If the Company acquires dealerships in other markets, it may be affected by other seasonal or consumer buying trends.

YEAR 2000 ISSUES

         The Year 2000 ("Y2K") issue is a global concern that computer programs, processors and embedded chips programmed to recognize date formats with two-digit years will not be able to distinguish between the year 1900 and the year 2000. As a result, companies are at risk for possible mistakes or system failures that could cause disruptions in their business operations. The Company has initiated its plan of action to address the Y2K issue. This plan of action is necessary to insure that the Company's hardware, software and data feeds that consider and process date sensitive information will continue to function properly after December 31, 1999.

         The Company's plan of action has identified all areas of material concern and has separated the concerns between mission critical systems and non-mission critical systems. The mission critical systems have been primarily identified as operational and financial computer systems, dealership communication systems, electronic parts cataloging systems, telecommunication systems and outside vendor systems. These mission critical systems have been and will be addressed first in the Company's Y2K plan of action. The non-mission critical systems have been primarily identified as dealership security systems and a network of personal computers.

         The Company utilizes an integrated operational and financial computer information system that supports the Company's core business processes, including vehicle sales, parts and service sales, customer financing, inventory management, payroll and accounting. The Company has identified this integrated information system as its primary mission critical system. One vendor supplies the Company's operational and financial computer software for its primary mission critical systems. On November 1, 1998, the Company upgraded its primary mission critical system to the most current release of the software that is certified Y2K compliant. All of the Company's existing dealerships are on this system except Chaisson Motor Cars and Chaisson BMW. To install the Y2K compliant software at Chaisson Motor Cars and Chaisson BMW, the Company will need to upgrade the dealerships' existing computer system or further expand the Company's primary computer system to include the two Chaisson dealerships. The Company has developed a plan of action to bring Chaisson Motor Cars and Chaisson BMW into Y2K compliance by the end of the first quarter of 1999.

         With the upgrade of the Company's primary mission critical system, all dealerships' electronic parts cataloging systems (EPC) and most dealership communications systems (DCS) and are now Y2K compliant. Three dealerships have ordered and are awaiting upgraded DCS's from their respective franchisors. These DCS upgrades are expected to be completed by the end of the second quarter of 1999.

         The Company's two pending Acquisitions were not included in the upgrade of the primary mission critical system. The Company has received documentation from the pending Acquisitions' primary system vendor that upgrades to bring their systems into Y2K compliance will be shipped in 1998. Should the upgrade not bring the system into Y2K compliance, the Company has contingently planned to convert the two pending Acquisitions' systems to the primary computer system used by the Company's existing dealerships which is currently Y2K compliant. The Company's plan of action for the two pending Acquisitions is contingent on the selling, assigning or divesting of its interest in the dealerships as related to the Merger.

         As of November 1, 1998, the Company had completed testing all the dealership telecommunication systems. The Company has identified four dealerships whose phone systems will need to be upgraded or replaced. The Company has also initiated a plan to send letters of compliance to major vendors used by each dealership, in order to verify Y2K compliance by the vendor. The major vendors include, but are not limited to, automobile manufacturers, automobile parts suppliers, banks, finance companies and warranty companies.

         The Company's plan of action to test all identified non-mission critical systems is in process and will be intensified once the mission critical systems issues have been addressed. The Company is currently testing all

Company personal computers and related software. All personal computers and software will be Y2K compliant by the end of 1999. The Company does not anticipate any material costs related to the personal computer and software upgrades.

         The upgrade for the primary mission critical system was supplied and installed by the Company's primary vendor and all costs were covered by the Company's existing maintenance and support fees. The Company anticipates leasing the Y2K compliant upgrade for the existing system at Chaisson Motor Cars and Chaisson BMW at a cost of approximately $126,000. The DCS upgrades yet to be installed on the primary mission critical system are anticipated to be leased at a cost of approximately $10,000 each. If the Company determines that the primary integrated computer system needs to be upgraded for the Chaisson dealerships or the pending Acquisitions, each dealership conversion will be leased at a cost of approximately $125,000. Upgrading or replacing the four dealerships' phone systems has been estimated to cost up to $200,000. The funds for updating or replacing the phone systems will be provided by funds from normal operations. The Company will be expensing Y2K costs as incurred.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is concerned that failure to correct a material Y2K problem could cause manufacturers problems in shipping inventory to the dealerships and cause financial institutions problems in financing customer purchases and providing the necessary cash flow for normal day-to-day operations. At this time, the Company cannot determine whether failure to correct a material Y2K problem will have material and adverse effects on the Company's operations. The Company believes that the plan of action for Y2K compliance it has undertaken will significantly reduce the possibility of material and adverse effects on the Company's operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in three class action lawsuits that have been filed by several claimants against approximately 700 automobile dealerships across the State of Texas. The plaintiffs allege that the charging of the vehicle inventory taxes to vehicle purchasers constitutes fraud, violates the Texas Deceptive Trade Practices Act, and constitutes price fixing in violation of the Clayton Antitrust Act. The Texas Automobile Dealers Association has hired counsel to represent the defendants in these lawsuits. The defendants have denied the allegations and the affiliates contend that they have charged the vehicle inventory taxes to vehicle purchasers in compliance with applicable law. The Company has answered interrogatories and document production request in one of the lawsuits. The defendants intend to vigorously defend their position.

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

                                           CROSS-CONTINENT AUTO RETAILERS, INC.


Date:    November 12, 1998                   By: /s/ John W. Gaines
                                                 -------------------------------
                                                     John W. Gaines,
                                                     Vice President-Finance and
                                                     Chief Financial Officer



Date:    November 12, 1998                   By: /s/ Charles D. Winton
                                                 -------------------------------
                                                     Charles D. Winton,
                                                     Vice President and Chief
                                                     Accounting Officer

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


2.16         Asset Purchase Agreement dated December 17, 1997, by and among Vinci, Inc., Ronald C. Vinci, and Sahara Imports, Inc.
             (omitting exhibits thereto, which will be furnished supplementally to the Commission upon request) (16)
2.17         Amendment to Asset Purchase  Agreement dated January 29, 1998, by and among Vinci,  Inc., Ronald C. Vinci, and
             Sahara Imports, Inc. (16)
2.18         Agreement and Plan of Merger dated September 3, 1998, by and among Cross-Continent Auto Retailers, Inc., Republic
             Industries, Inc., and RI/BG Merger Corp. (omitting exhibits thereto, which will be furnished supplementally to the
             Commission upon request)
3.1          Amended and Restated Certificate of Incorporation of Cross-Continent Auto Retailers, Inc. (4)
3.3          Amended and Restated Bylaws of Cross-Continent Auto Retailers, Inc. (4)
4.1          Specimen Common Stock Certificate (4)
4.2          Rights Agreement between Cross-Continent Auto Retailers, Inc. and The Bank of New York, as rights agent (4)
4.3          Amended and Restated 1996 Stock Option Plan of Cross-Continent Auto Retailers, Inc. (5)
4.4          Registration  Rights Agreement dated as of April 1, 1997, by and between  Cross-Continent  Auto Retailers,  Inc. and R.
             Douglas Spedding (3)
4.5          Registration  Rights  Agreement  dated January 5, 1998, by and between  Cross-Continent  Auto  Retailers,  Inc. and The
             Chaisson Family Trust R-501 (16)
4.6          First Amendment to Rights Agreement between  Cross-Continent  Auto Retailers,  Inc. and The Bank of New York, as rights agent, dated September 2, 1998 (18)
10.1         Dealer Sales and Service Agreement dated November 1, 1995, between the Chevrolet Division of General Motors Corporation and Plains Chevrolet, Inc., as amended by Supplemental Agreement dated as of July 29, 1996 (1)(6)
10.2         Sales and Service Agreement between Performance Dodge, Inc. and Chrysler  Corporation,  dated as of October 1,
             1996 (1)
10.3         Dealer Sales and Service  Agreement  dated  September  23, 1996,  between the Nissan  Division of Nissan Motor
             Corporation, U.S.A., Quality Nissan, Inc. and Cross-Continent Auto Retailers, Inc. (4)
10.4         Dealer Sales and Service  Agreement  dated  September  23, 1996,  between the Nissan  Division of Nissan Motor
             Corporation, U.S.A., Performance Nissan and Cross-Continent Auto Retailers, Inc. (4)
10.4(a)      Dollar Volume Contract dated April 1, 1997, between Plains Chevrolet,  Inc., Westgate Chevrolet,  Inc., Midway
             Chevrolet, Inc., Quality Nissan, Inc. and Amarillo Globe News (1)
10.5         Sublease  Agreement dated June 1, 1995,  between  Gilliland Group Family  Partnership and Performance  Nissan,
             Inc. (1)
10.6         Lease  Agreement  dated March 1, 1994,  among John W. Adams,  Eleanore A. Braly as Trustee of the  Eleanore A.
             Braly Trust, Romie G. Carpenter, Melody Lynn Goff, and Selden Simpson and Quality Nissan, Inc. (1)
10.7         Office Lease dated June 1, 1996,  between Gilliland Group Family Partnership and Cross-Country Auto Retailers,
             Inc. (now named Cross-Continent Auto Retailers, Inc.) (1)
10.8         Wholesale  Security  Agreement,  as  amended,  dated  December  4, 1995,  between  General  Motors  Acceptance
             Corporation and Performance Dodge, Inc. (1) (7)
10.9         Corporation and Shareholders' Agreement of Xaris Management Co. (1)
10.10        Documents  dated December 4, 1995,  relating to $5,550,000  loan by General Motors  Acceptance  Corporation to
             Performance Dodge, Inc. (1)
10.10.1      Promissory  Note by  Performance  Dodge,  Inc.  to General  Motors  Acceptance  Corporation,  in the amount of
             $1,850,000 (2)
10.10.2      Promissory  Note by  Performance  Dodge,  Inc.  to General  Motors  Acceptance  Corporation,  in the amount of
             $3,700,000 (fully repaid)(2)
10.10.4      Security Agreement between General Motors Acceptance Corporation and Performance Dodge, Inc. (2)
10.10.5      Mortgage,  Assignment and Security  Agreement  between General Motors  Acceptance  Corporation and Performance
             Dodge, Inc. (2)
10.11        Documents relating to loan by General Motors Acceptance Corporation to Midway Chevrolet, Inc. (1)


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


10.55        Guaranty and Subordination Agreement dated February 25, 1998 by Cross-Continent Auto Retailers,  Inc. in favor of Capital Automotive, L.P. (16)
10.56        Lease Agreement dated February 25, 1998 by and between Capital  Automotive,  L. P. and Plains Chevrolet,  Inc.
             (14) (16)
10.57        Dealer  Agreement  effective  as of  February  1,  1998 by and  between  BMW of North  America,  Inc.  and JRJ
             Investments, Inc. (16)
10.58        Waiver and Second Amendment to Revolving  Credit  Agreement dated March 27, 1998 by and among  Cross-Continent
             Auto Retailers,  Inc. and 12 of its subsidiaries;  Chase Bank of Texas, National  Association,  formerly known as Texas
             Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi; and U.S. Bank. (17)
10.59        Settlement Agreement and Release dated March 23, 1998 between  Cross-Continent Auto Retailers,  Inc. and James
             F. Purser. (17)
10.60        Amendment to Real Property Purchase Agreement and Lease Agreement dated May 14, 1998, by and among Capital
             Automotive L.P., Capital Automotive REIT, Cross-Continent Auto Retailers, Inc., and T-West Sales & Service, Inc.
             (19)
10.61        Waiver and Third  Amendment to Revolving  Credit  Agreement  dated June 30, 1998 by and among  Cross-Continent
             Auto Retailers,  Inc. and 12 of its subsidiaries;  Chase Bank of Texas, National  Association,  formerly known as Texas
             Commerce Bank National Association; Amarillo National Bank; The Bank of Tokyo-Mitsubishi; and U.S. Bank. (19)
27.1         Financial Data Table



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


(14) Substantially identical agreements exist between Capital Automotive, L.P.
     and each of Midway Chevrolet, Inc., Westgate Chevrolet, Inc., Quality
     Nissan, Inc., Douglas Motors, Inc., and T-West Sales & Service, Inc.
(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998, incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Quarterly Report on Form
     10-Q for the quarterly period ended March 31, 1998, incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A dated September 29, 1998, incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's Quarterly Report on Form
     10-Q for the quarterly period ended June 30, 1998, incorporated herein by reference.

---------------------------------